Form 10KSB40
period 1997-02-28
SERACARE INC
filed 1997-05-29
CIK 1016608

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                 FORM 10 - KSB

( ) ANNUAL REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended  February 28, 1997
                          -------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                        to                     .
                               ---------------------     --------------------
                               ---------------------     --------------------

Commission file number   0-21781
                       --------------------------------------------------------

                                 SERACARE, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

               Delaware                                95-4343492
---------------------------------                 ---------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

1925 Century Park East, Suite 1970
Los Angeles, California                                   90067
-----------------------------------                    -----------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number:  (310) 772-7777
                            --------------

Securities  registered under Section 12(b) of the Exchange Act:    NONE

Securities to be registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 Par Value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. ( X ) Yes     (   ) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.  (   )

The issuer's revenue for its fiscal year ended February 28, 1997 was $6,661,679.

As of May 14,1997 the aggregate market value of the issuers voting shares held by non-affiliates was approximately $9,724,410 based on the last price per share of such common stock at which the stock was sold on such date as reported by the NASDAQ Stock Market's Bulletin Board.

As of May 14, 1997, the issuer had 3,990,623 shares of its common stock, $.001 par value issued and outstanding.

Transitional Small Business Disclosure Format  Yes    No X
                                                  ---   ---

                                     PART I
ITEM 1.   BUSINESS

CAUTIONARY  NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that the Company "expects," "estimates," "anticipates," or "believes" and all other statements concerning future financial results, product offerings or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995,
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties which may the Company's actual results in future periods to differ materially from forecasted results. Those factors, risks and uncertainties include, but are not limited to: the positioning of the Company's products in the Company's market segment; the Company's ability to effectively manage its various businesses in a rapidly changing environment; new competition for donors and customers; the inability of the Company to obtain FDA approval of newly established centers; and the introduction of synthetic products which could eliminate the need for plasma products.

DESCRIPTION OF THE BUSINESS

SeraCare, Inc. ("SeraCare" or the "Company") was incorporated under the laws of the State of Delaware in 1991 and changed its name from American Blood Institute, Inc. to SeraCare, Inc. effective February 6, 1996. The Company's principal business and executive offices are at 1925 Century Park East, Suite 1970, Los Angeles, California 90967, telephone (310) 772-7777.

THE FILING UNDER CHAPTER 11 OF THE BANKRUPTCY CODE AND THE RESTRUCTURING PLAN. Prior to October 1993, SeraCare, Inc. (the "Company") was named American Blood Institute, Inc. and was engaged in the business of whole blood collection and distribution on a "for profit" basis. As such, the company was in direct competition with the American Red Cross. After significant and accelerating losses, an in-depth analysis of the business was done and a plan was formulated to restructure the company as a "Plasma Collection" company through the acquisition of AVRE, Inc. and Binary Associates, Inc. Accordingly, meetings were held with the major secured creditor who voiced support for the plan and provided the necessary financing and on October 4, 1993 the Company acquired AVRE, Inc. and Binary Associates, Inc. which owned and operated six plasma collection centers. Before implementing the balance of the restructuring plan for the Company, management again met with the secured creditor and obtained their verbal support and cooperation to proceed with the discontinuation of the whole blood collection operations and the restructuring of the Company's financial obligations. The secured lender encouraged the Company to hold a meeting of the unsecured creditors to discuss the background of the Company's financial troubles and to establish their support for an "Out-of-Court" restructuring. Such a meeting was held in conjunction with the National Credit Managers Association in early December 1993. After much discussion, the unsecured creditors voiced unanimous support for an Out-of-Court restructuring of the Company's financial obligations. Very shortly thereafter, the Secured Lender called a default and attempted to foreclose on the six plasma collection centers on the basis that the Company had held a general meeting of creditors which was an event of default under the terms of their loan. At the time, the Company was current in their payments to the secured lender. Consequently the Company filed for protection under Chapter 11 of the Bankruptcy Code on January 7, 1994 in order to stay the foreclosure process of the secured lender.

During the initial stages of the Bankruptcy, the Company implemented the restructuring plan which had been previously defined and which encompassed the following actions:

-    increased income by renegotiating all plasma sales contracts.

- developed marketing strategies including demographic studies and donor pricing analyses for each of its six plasma centers.

- reduced costs by reorganizing the management structure of the Company and closing the regional offices including laying off of regional managers and other administrative personnel. Also replaced three of the six center managers because of performance related issues.

- applied for and obtained Quality Plasma Program Certification from the American Blood Resources Association for all six centers.

- establish strategies, policies and procedures in order to compete in the rapidly changing plasma industry with increasing FDA requirements, emerging QPP standards which required expanded testing and restrictions on donor qualifications. Focused on a rapidly expanding demand for plasma both within and outside the United States.


With the initial operating strategies having been implemented while under the protective wing of the Federal Bankruptcy Code and the Company reflecting profitability, the Company then developed a plan for emerging from Bankruptcy. The basic structure of the plan was as follows:

A. Priority Claims (taxes and wages) would be paid in full on the effective date of the plan.

B. The Secured Creditor would receive $625,000 in cash on the effective date of the plan and a note for $1,150,000 with interest payable monthly at 14% and principal payable quarterly.

C. Unsecured creditors totaling approximately $2.0 million would receive a maximum of $.10 for each claim dollar with a limit of $200,000 for such distribution and 10,000 shares of common stock in the reorganized company.

D. Unsecured Note Holders totaling approximately $450,000 would receive 105,275 shares of the Company's common stock in full satisfaction of their claims.

E. The pre-petition preferred and common equity interests of the Company would be canceled. A new capital structure would be established in conjunction with a proposed private placement which would provide the financing for the plan.

The proposed plan was approved by the creditors and financing of $1.2 million was obtained via a private placement. On January 24, 1996 the plan was approved and entered by the Federal Bankruptcy Court and became effective on February 6, 1996.

PRINCIPAL BUSINESS OPERATIONS The Company's principal business is collecting and selling source and hyperimmune plasma to manufacturers of pharmaceutical and diagnostic products

(called Fractionators). During the fiscal year ended February 28, 1997, the Company collected and sold two hyperimmune plasmas, Cytomegalovirus Antibody Plasma (CMV) and Tetanus Antibody Plasma. Of the Company's total volume of plasma, about 87% consisted of Source Plasma and approximately 13% represented hyperimmune plasma. The Company's customers process plasma into such products as gamma globulin (used to provide passive immunity for infectious diseases such as hepatitis B, tetanus and rabies), the Antihemophilic factor (used to treat hemophiliac victims), normal serum albumin (used for shock, trauma and burn victims), diagnostic test kits for hepatitis and allergies, and blood bank typing reagents.

The process of collecting plasma is called Plasmapheresis, which consists of drawing whole blood from a donor; centrifuge separation of the whole blood into its components; removal of the plasma component; and returning of the red blood cells to the donor; all in the same process. Because the red blood cells are returned to the donor, it is possible to donate plasma more frequently than whole blood. Pursuant to FDA rules, a donor can donate plasma up to twice per week or 104 times per year.

The Company currently sells all of the source plasma it collects to fractionators under two or three year contracts which allow for annual pricing adjustments. The fractionators process the plasma into therapeutic products which are then sold for distribution to the end users of the products. None of the source plasma collected by the Company is sold or administered to an end user without being processed by a fractionator.

CURRENT OPERATIONS.   The business of the Company is currently conducted through its four wholly-owned subsidiaries: AVRE, Inc., a Nevada corporation, Binary Associates, Inc., a Colorado corporation, BHM, Inc., an Arkansas corporation, and SeraCare Acquisitions, Inc., a Nevada corporation. On July 2, 1996, the Company acquired the operating assets and licenses of Silver State Plasma Center in Las Vegas, Nevada from Nations Biologics in an asset purchase. Effective November 1, 1996, Silver State Plasma Center was merged into the Company's Los Vegas collection center. On July 9, 1996 the Company acquired BHM Labs, Inc., which owns and operates a plasma collection center in Ft. Smith, Arkansas. Effective September 2, 1996, the Company completed the acquisition of two initial stage plasma collection centers in Clearfield, Utah and Raleigh, North Carolina. The Clearfield, Utah collection center opened on November 19, 1996 under a Reference Number from the FDA and has subsequently received approval of its license application, but QPP Certification is still pending. The Raleigh, North Carolina collection center opened on December 17, 1996 under a Reference Number from the FDA and approval of its license application is still pending. QPP Certification is not requested regarding newly established centers until the
FDA license application has been approved.   The Company has also opened new
centers in Macon, Georgia, which opened on December 18, 1996; Pasco, Washington, which opened on April 1, 1997; and Toledo, Ohio, which opened on May 1, 1997. Each of these collection centers is operating under a Reference Number from the FDA pending approval of its license application. Collection centers which have not received FDA approval of its license application are allowed to operate under a Reference Number and process donors in order to develop sufficient training and records for review by FDA inspectors to establish the locations ability to comply with FDA Regulations. Such centers are however, precluded from selling any of the collected plasma until final approval of its license application. Historically, it has taken approximately twelve to eighteen months from date of filing to obtain final FDA approval. The Company's customers require both an FDA license and QPP Certification under all current contracts. QPP Certification for such centers is requested when the FDA license application has been approved and takes approximately six to eight weeks.

As of May 1, 1997, the Company had twelve plasma centers in operation: one in Las Vegas, Nevada; two (2) in Colorado Springs, Colorado; one in Clarkesville, Tennessee; one in Phoenix, Arizona; one in Pueblo, Colorado; one in Ft. Smith, Arkansas; one in Clearfield, Utah; one in Raleigh, North Carolina; one in Pasco, Washington; one in Toledo, Ohio; and one plasma center in Macon, Georgia. As of May 1, 1997, such centers were collecting plasma at an annualized rate of about 191,000 liters.

The Company is just beginning the construction phase for a plasma center which is expected to open about September 1, 1997 in Savanah, Georgia. In addition, the Company is currently in the final stages of lease negotiations in two other cities.

The Company's common stock was approved for quotation on The NASDAQ Stock Market's Bulletin Board in May 1996 and is currently traded under the symbol "SERC".

The plasma centers are operating under the tradename "SeraCare" which is registered with the United States Patent and Trademark Office.

CUSTOMERS

During the fiscal year ended February 28, 1997 about eighty three percent of plasma revenue was from sales to Alpha Therapeutic, a subsidiary of Green Cross Corporation of Japan ("Alpha"). Seven of the Company's current operations were committed to Alpha as of February 28, 1997. Each location has its own contract which is independent of the other contracts in terms, pricing, billing practices and enforcement. Accordingly, no single contract is deemed to be one upon which
the Company is materially dependent.   In addition, there was one contract
covering the sale of CMV plasma (approximately thirteen percent of overall revenue). The current contracts with Alpha Therapeutic expire and are renewable on various dates beginning in May 1997 through October 1998. Terms are fob plasma center with Alpha paying for all shipping, softgoods and testing.
Payment terms are generally net 10 days.

During the fiscal year ended February 28, 1997 about thirteen percent of plasma revenue was from sales to DCI Management Group, Inc. Such sales were from six of the Company's current operations under a long-term agreement for CMV plasma.

In addition, there is a very active "Spot Market" for plasma via which the Company could sell excess plasma should any of their location contracts not be renewed. Prices for "Spot Market" plasma vary, but generally run ten to fifteen percent higher than the Company's current contract pricing.

Newly opening centers including Clearfield, Utah; Raleigh, NC; Toledo, Ohio; Macon, Georgia; and Pasco, Washington have been contractually committed to North American Biologics, Inc. contingent upon final approval of the FDA license applications and QPP certifications for those centers.

Most of the plasma which the Company sells to its customers is sold under long-term contracts and relationships which once established continue to be renewed. The plasma collected by the Company is generally used in the manufacture of therapeutic products to treat certain diseases. Several companies are attempting to develop and market products to treat these diseases based upon technology which would lessen or eliminate the need for human blood plasma. Such products, if successfully developed and marketed, could adversely affect the demand for plasma. Products utilizing technology developed to date have not yet proven as cost-effective or as marketable to healthcare providers as products based on human blood plasma. However, there can be no assurances that such technology will not ultimately become economically viable and cause a severe adverse impact upon the Company and the plasma industry as a whole.

COMPETITION
The Company competes for donors with pharmaceutical companies which collect plasma for their own use, several other commercial plasma collection companies, and non-profit organizations, such as the American Red Cross and community blood banks, which solicit the donation of whole blood. A number of these competitors have access to greater financial, marketing and other resources than the Company. If the Company is unable to maintain and expand its donor base, its business and future prospects will be adversely affected.

TRADEMARKS
The Company's plasma collection centers are operated under the tradename "SeraCare" which is registered with the United States Patent and Trademark Office.

REGULATORY ISSUES
The plasma collection and derivative industry is one of the most heavily regulated in the United States. Federal, state and local regulations are designed to protect the health of the donors as well as the integrity of the products. The Food and Drug Administration (the "FDA") administers the federal regulations across the country. Failure to comply with FDA regulations, or state and local regulations, may result in the forced closure of a collection center or monetary fines or both, depending upon the issues involved. The Company is also subject to regulation by Occupational Safety and Health Administration ("OSHA"). The following summarizes the nature of these regulations:

FEDERAL GOVERNMENT

     FOOD AND DRUG ADMINISTRATION:

     The Food and Drug Administration has extensive regulations pertaining to the collection, storage and transport of human SOURCE PLASMA. These regulations are found in the Code of Federal Regulations 21: Parts 207, 211, 606 and 640.

     Part 207 requires the operators of blood and blood products establishments to register and list their products with the Center for Biologics Evaluation and Research ("CBER"), FDA. Part 211, Subparts B and C regulate the quality control personnel and facilities as well as the overall facilities themselves.

     Part 606 relates to the qualifications of the center personnel, both medical and technical as well as the plant or center facilities and buildings. Part 640, Subpart G titled Source Plasma is a comprehensive set of regulations covering virtually every aspect of a plasma center operation. These include but are not limited to:

               informed consent,
               medical supervision,
               donor suitability,
               collection of blood for source plasma,
               plasmapheresis (the actual procedure of collecting plasma), required laboratory tests, processing of plasma, general requirements, labeling of containers, manufacturing responsibility, records, reporting of donor reactions, modification of source plasma and shipping and storage of plasma.

     In addition to the Code of Federal Regulations, the FDA regularly releases various guidelines to which all registered blood establishments are expected to comply.

     To ensure compliance, the FDA, through their various regional offices, conduct unannounced inspections of all plasma and blood centers. These inspections are usually annual and the results are kept on record at CBER, FDA. The inspectors generally examine records, equipment, facilities, review the training documents for personnel, review the physical examination procedures and observe the various procedures being accomplished. These inspections typically last from two to five days and may involve more than one inspector. The observations of an inspector are recorded on a Form 483, a copy of which is given to the local manager. These observations must be responded to within a two week period, detailing what, if any, actions have been taken to correct the observation. The regional office generally makes a determination together with CBER as to whether these responses properly address the issues. If the observations were considered serious enough; or, if the answers were not considered adequate, CBER will issue a REGULATORY LETTER. This is considered a "red flag" in the industry and if not responded to in a timely and appropriate manner, can result in CBER taking further action, including actually closing the center.

     The FDA, through the Federal Register, frequently prints any actions taken against a blood bank or plasma center as a result of compliance problems. These are easily obtained either by contacting the FDA directly or on the FDA world wide web page "www. fda.com". At this time, the Company has no unresolved compliance issues relating to its ongoing operations.

     SeraCare has an appointed individual who serves in the capacity of "RESPONSIBLE HEAD". This position is one mandated by the FDA and serves as the communication link between the company and the FDA. Our Responsible Head has over eighteen years in the plasma industry and is well known and respected by the FDA. She makes periodic unannounced compliance inspections at the centers, simulating the FDA inspections. In addition to the Responsible Head, the fractionators (manufacturers to whom we sell the plasma) conduct compliance inspections in our centers on an annual basis. Because some of our products find their way into Europe, we are also periodically inspected by members of the European country's equivalent to the FDA. All of this regulatory activity serves to ensure that each and every one of our centers are in compliance with all FDA regulations that protect the integrity of the products and the safety of the donors.


     CLINICAL LABORATORY IMPROVEMENT ACT OF 1988:

     In 1988, the U.S. Department of Public Health introduced an updated set of laboratory regulations. One of the many areas which this law, regulates is the definition of the education level of personnel required to perform clinical laboratory tests as well as regulating the equipment and the required controls and calibrations. Among the various tests that must be passed by plasma center personnel, there are several that fall under the guidelines of this act. Although in most states the Federal Government has specifically delegated the enforcement of this act to the States, the act is universally applied. Plasma centers are periodically inspected under the CLIA 88 regulations.

     Part of the required compliance is that  centers  participate in a quality
     control program which is CLIA approved.   Consistent with such quality
     control program, center personnel perform the test, the results of which are transmitted to the program administrators. The results must fall within an acceptable range in order for the center to maintain its CLIA approval. To date, no SeraCare center has failed to obtain CLIA approval.

     OCCUPATIONAL SAFETY AND HEALTH ADMINISTRATION:

     As with most operating companies, all of our centers must comply with both Federal and State OSHA regulations. SeraCare trains its employees in current OSHA standards, provides hepatitis vaccine to employees when desired, and maintains all required records. OSHA does inspect operating locations as they deem appropriate, and generally do so without advance notice. SeraCare has no outstanding issues relating to an OSHA inspection which required corrective action.

     STATE GOVERNMENTS

     NEVADA:

     Nevada law parallels the federal requirements as stated above with one addition. The state requires that all employees of plasma centers be certified with the state. This requires 6 months of experience, a completed application and a fee.

     ALL OTHER STATES

     All other states in which SeraCare operates have regulations that parallel the federal regulations. Most states do conduct periodic unannounced inspections and require licensing under each states procedures. The Company currently has no unresolved issues relating to any state regulations.


     INDUSTRY STANDARDS

     AMERICAN BLOOD RESOURCES ASSOCIATION:

     The American Blood Resources Association, an industry organization headquartered in Maryland, represents the majority, by far, of both plasma collection companies and manufacturers. ABRA has established a voluntary program in which member centers agree to adhere to a set of standards that exceed those of FDA or state and local agencies. This program, entitled the Quality Plasma Program ("QPP"), has been supported by the FDA, the National Hemophilia Association as well as many European regulatory agencies. The QPP program requires a biannual inspection which focuses on: employee training; facilities, including cleanliness; and donor selection. The QPP criteria includes but is not limited to:

          Donors must have permanent addresses with 150 miles of the center. The rates of viral marker tests must be within set national limits.

          A record of all employee training must be available along with the training procedure.
          A program of donor drug testing must be implemented.
          All new donors must be checked with the National Donor Deferral
               Registry.
          The facility must meet all published standards, including location and neighborhood.

     All of SeraCare's operating centers are QPP approved. In addition, the Company's startup centers and initial stage centers have been designed and planned to QPP specifications.

     During the past five years, the QPP program has created a higher level of performance criteria and has upgraded the image of the U.S. plasma collection industry. Examples of the requirements which are enforced by the FDA, state authorities and ABRA include facilities upgrade, high operating standards, strict donor screening for drugs and disease, verified addresses for all donors, use of a national registry of deferred donors and controlled viral reactive rates to insure they remain within prescribed limits. The Quality Plasma Program ("QPP") is designed to eliminate the collection of plasma from donors who are homeless, transient or drug addicted. In addition, it requires all certified centers to maintain documented and approved employee-training programs. All testing required by the center must be performed in a QPP-approved laboratory.

     The Company's management closely monitors compliance with applicable governmental regulations, ABRA standards imposed through QPP and the Company's own quality assurance standards. In addition, contracts with fractionators require that individual locations be reviewed and approved by such customer in order to allow them to sell their end products in various countries throughout the world.


                           THE INDUSTRY AND THE MARKET

THE PRODUCT
Currently, the Company's primary product is "SOURCE PLASMA." SOURCE PLASMA is plasma collected from humans. Plasma is the liquid part of blood and is collected through a procedure similar to giving blood. The clear plasma is mechanically separated from the cellular elements of the blood (such as red and white blood cells and platelets) through centrifugation or membrane filtration at the time the donation is made. These cellular elements are then returned to the donor as part of the same procedure. The process of collecting plasma is known as PLASMAPHERESIS. Because blood cells are returned, it is possible for individuals to donate plasma more frequently than whole blood. Donations of plasma can be made up to twice per week or 104 times per year pursuant to FDA rules.


PLASMA DERIVED PRODUCTS
Source plasma is sold to fractionators who process the plasma into two primary groups of plasma products: INJECTABLE AND NON-INJECTABLE. These products are used throughout the world to prevent illness and treat injuries.

Pursuant to FDA Regulations, plasma collected by the Company is placed in storage on site while a sample thereof is sent to a lab for testing. No plasma can be shipped unless test results are received which indicate the plasma is free of any bacterial or viral occurrences. If results of the testing indicate any bacterial or viral presence, the plasma cannot be sold as source plasma and is generally destroyed. In addition, each of our customers (fractionators) has its own STANDARD OPERATING PROCEDURES which SeraCare, Inc. is obligated to follow. These procedures which are prepared and provided by the fractionator, carefully spell out all safety related instructions. In accordance with such procedures, all initial donors are given a physical examination before being accepted as a plasma donor. Additionally, every time the donor donates, he is tested for the presence of blood borne pathogens such as hepatitis B, hepatitis C, HIV (antigen and antibody)and liver enzymes (indication of liver disease, such as other types of hepatitis). The donor is also checked for serum protein content and hematocrit (percent of red blood cells in serum). These tests serve as a safety mechanism for both the donor and the plasma. New donors are also checked for syphilis and drug use. Repeat donors are re-tested for syphilis three times each year and for drug use once each year.

All plasma collected from a donor is held until the results of his viral tests are completed. If a donor has a reactive result, all of that donor's plasma is usually culled from the inventory and destroyed. In most cases, the fractionator operates the laboratory which performs these tests.

Once the plasma arrives at the fractionation facility, all plasma containers are checked by the fractionator's quality control staff. The unique donor number is matched to the test results to ensure no plasma is used that has been found reactive to viral tests. Once cleared, the fractionator processes the plasma into its final products. That processing consists of various procedures that, in and of themselves, reduce the presence of any microorganisms that might have been in the plasma pool. Temperature and pH are brought to specific levels, then the in-process products are subjected to a solvent detergent that further reduces viral activity. There are a number of additional steps, depending on the product, including dry heat, acetone drying, lyophilizing and membrane filtration that all reduce the presence of any microorganisms. Some fractionators actually perform further testing both on in-process products and final products, so sensitive, that the presence of any single microorganism will be detected.

The Company's primary customer Alpha Therapeutic is a manufacturer of pharmaceutical and diagnostic products (fractionator). In addition to the preventive measures indicated above, Alpha also processes the plasma which it purchases from SeraCare, Inc. and their other contract centers through two sterilization processes; A. a pasteurization process and B. a detergent scrubbing process. The objective of both processes is to render the finished product free of any contamination from bacterial or viral occurrences.

None of the source plasma or hyperimmune plasma collected by SeraCare, Inc. is given to end users without first being processed by a fractionator.

Donor safety is very important to the Company. Accordingly, operating procedures require that donors have the process thoroughly explained, including the hazards and side effects and that an informed consent form be signed by each donor The Company does extensive training of employees in order to insure the safety of its donors.

INJECTABLE PLASMA PRODUCTS

SOURCE PLASMA is the base raw material used to manufacture many injectable therapeutic products, the most important of which are:

     NORMAL SERUM ALBUMIN AND PLASMA PROTEIN FRACTION, which are primarily used to keep vessel walls from collapsing following major injury, as blood volume expanders and as a protein replacement. They are used:

               -    to treat shock due to trauma or hemorrhage;

               -    to treat fluid loss due to severe burns;

               -    in cardiovascular surgery;

               -    to treat liver and kidney diseases; and

               -    as a carrier for many other injectable solutions.

     IMMUNE GLOBULINS, which are used to strengthen the immune system in order to fight off common diseases such as:

               - Suppressed immune systems in cases of organ transplants, HIV and other immune deficiencies;

               -    Hepatitis B;

               -    Tetanus;

               -    Rabies, whooping cough, measles and polio; and

               -    Other immune related diseases.

     ANTIHEMOPHILIC FACTORS, which are specific proteins found in plasma that are an integral part of the blood clotting mechanism. Persons born with an absence or a deficient amount of the protein suffer from hemophilia, types A, B, or Von Willebrand's Disease.

          RH IMMUNE GLOBULIN, which is a substance administered to prevent incompatibilities between the blood of a fetus and mother. Rh incompatibility occurs when an Rh-negative woman is pregnant with an Rh-positive fetus. This occurs in 9-10% of pregnancies. If no preventive measures are taken, 0.7-1.8% of Rh-negative women with an Rh-positive fetus will become isoimmunized antenatally, developing Rh
          (D) antibody through exposure to fetal blood; 8-15% will become isoimmunized at birth, 3-5% after abortion (spontaneous or therapeutic), and 2.1-3.4% after amniocentesis. Rh(D) isoimmunization currently occurs at a rate of about 1.5 per 1000 births. Its effects on the fetus or newborn include hemolytic anemia, hyperbilrubinemia, kernicterus, or intrauterine deaths due to hydrous fetalis. About 45% of cases require intrauterine or exchange transfusions to survive, and there are about four deaths from this disease per 100,000 total births. The prevalence of Rh(D) isoimmunization has declined significantly following the introduction of Rh(D) immune globulin in the 1960's. Between 1970 and 1979, the crude incidence fell from 40.5 cases to 14.3 cases per 10,000 total births.

          The administration of Rh(D) immune globulin to these women prevents maternal sensitization and subsequent hemolytic disease in Rh-positive infants. RhIG must be administered after abortion, amniocentesis, ectopic pregnancy, and antepartum hemorrhage, as well as after delivery. Time series studies have shown a dramatic decline in the incidence of Rh isoimmunization, from 13-17% in the mid-1960's to 0.3-1.9% in the mid-1970's. In Canada, where compliance with prophylaxis was maximized, Rh isoimmunization fell from 10.3 per 1000 births and 55 deaths in 1964 to 3.4 per 1000 births and 1 death in 1975.

NON-INJECTABLE PLASMA PRODUCTS
A secondary use of plasma is to manufacture certain diagnostic products which are for the most part non- injectable. Some of the primary diagnostic products are:

          - BLOOD GROUPING AND TYPING REAGENTS which are used by blood banks to match donor blood with the recipient.

          - LABORATORY CONTROL REAGENTS which are used by laboratories to assure the quality control of their tests.

          - SPECIAL TEST KIT REAGENTS which are derived from the plasma of donors known to have a specific disease and are used in the laboratory as a positive control test.


SPECIALTY PLASMAS

Specialty Plasmas generally contain high concentrations of specific antibodies and are used primarily to manufacture immune globulin therapeutic products which bolster the immunity of patients to fight a particular infection or to treat certain immune system disorders. Following advances in intravenous therapy in the mid-1980s, use of specialty plasmas for therapeutic purposes significantly increased. Among the current uses for specialty plasmas are the production of products to prevent hepatitis, Rh incompatibility in newborns, tetanus and rabies. Specialty plasmas are also widely used for diagnostic and tissue culture purposes. Depending on the rarity of the antibody or medical history of the donor, the pricing for specialty plasmas currently ranges from $80 to $3,500 per liter. The average spot price (free market price) of source plasma is currently approximately $76. Most specialty plasma is derived serendipitously (not the result of stimulation) which poses no abnormal risk to the plasma collector.

The Company currently collects and sells two specialty plasmas, Cytomegalovirus Antibody Plasma (CMV) and Tetanus Antibody Plasma. The Company intends to place increased emphasis on the collection of specialty plasmas by identifying potential specialty plasma donors through screening and testing procedures and by developing more FDA-licensed programs to inoculate potential donors.



                               THE PLASMA INDUSTRY

The blood resource industry can be divided into two industry segments. One is the non-profit or voluntary sector which is commonly thought of as Red Cross and independent non-profit blood centers. This "non-profit" sector is primarily concerned with providing whole blood and components of whole blood for transfusion in medical applications at hospitals. The other is the commercial or "for-profit" segment such as plasma collection centers. This "for-profit" commercial sector consists of plasma collection operations which collect plasma from paid donors and sell the plasma to Fractionators, who produce plasma derivative products or fractions that are used in therapeutics.

Plasma is collected at centers owned by both foreign and U.S. fractionators and by independent companies who sell to diagnostic companies and other fractionators.

Plasma collection centers are found in most states throughout the United States as presented in the following illustration:



     DISTRIBUTION OF PLASMA CENTERS BY STATE - 1996

                                  [MAP OF USA]

     SOURCE: AMERICAN BLOOD RESOURCES ASSOCIATION

PLASMA MARKET
The source plasma industry has experienced a number of fluctuations in the supply and demand cycles. The market factors driving the plasma industry have included:

          - The expanded use of immune globulins to prevent and treat disease.

          -    The worldwide plasma shortage.

          -    Extensive public concern over the safety of blood products.

          - An increase in domestic and foreign regulatory control over the collection and testing of plasma.

A worldwide shortage of plasma began in 1991, driven partially by the increased need for plasma components to treat larger and older populations, and partially by a diminished pool of donors that resulted from more restrictive testing and screening requirements imposed by regulatory authorities. In 1991, the FDA required mandatory screening for hepatitis C, thereby disqualifying donations from a significant portion of the then existing donor base. Another market factor has been increasing public concern over HIV and other viruses which has lead to increased testing and tighter scrutiny.

The Company has generally sold its plasma under contracts ranging from one to three years which allow for annual pricing renegotiations. Pricing for product deliveries is generally mutually agreed upon prior to the beginning of the contract year and fixed for that year. Consequently, the Company may be adversely or beneficially affected if its costs of collecting and selling plasma rise or fall during the year as a result of changes in government regulation, donor fees or other factors.

FRACTIONATORS

Fractionation is the process of separating the raw source plasma into a variety of derivative products (see "The Product" above). Prior to being fractionated, source plasma is blended into batches of 7,500 to 10,000 liter units from many different donor sources.

The  five leading fractionators in the  United States are:

          ALPHA THERAPEUTIC        a subsidiary of The Green Cross
          CORPORATION              Corp. of Japan

          CENTEON                  a subsidiary of Rhone-Poulenc-Rorer, a French
          PHARMACEUTICALS          government owned pharmaceutical conglomerate

          MILES LABORATORIES       a division of Germany's Bayer A.G.

          HYLAND THERAPEUTICS      a division of Baxter, Inc., an  $8.1 billion
                                   revenue U.S. company.

          NORTH AMERICAN           a public U.S.  company with $160 million
          BIOLOGICALS, INC.        revenue - traded on NASDAQ


                               CURRENT OPERATIONS

CURRENT PLASMA CENTERS

As of May 1, 1997, the Company had twelve plasma centers in operation: one in Las Vegas, Nevada; two (2) in Colorado Springs, Colorado; one in Clarkesville, Tennessee; one in Phoenix, Arizona; one in Pueblo, Colorado; one in Ft. Smith, Arkansas; one in Clearfield, Utah; one in Raleigh, North Carolina; one in Pasco, Washington; one in Toledo, Ohio; and one plasma center in Macon, Georgia. As of May 1, 1997, such centers were collecting plasma at an annualized rate of about 191,000 liters. The Raleigh, Macon, Pasco, and Toledo, centers which opened December 17, 1996, December 18, 1996, April 1, 1997 and May 1, 1997 respectively were operating under Reference Numbers pending FDA approval of license applications.

The Company is just beginning the construction phase for a plasma center which is expected to open about September 1, 1997 in Savanah, Georgia. In addition, the Company is currently in the final stages of lease negotiations in two other cities.

The Company collected approximately 140,500 liters of plasma in the fiscal year ending February 28, 1997. This represented a 31%, or approximately 33,500 liter, increase over 1996. The actual liters collected includes two centers which were acquired in July 1996, and three newly established centers which opened for business in November and December 1996. Accordingly, the current collection rate on an annualized basis would be about 191,000 liters.

DONORS

FDA standards restrict the frequency in which a donor may give plasma to twice a week or 104 times per year. Most regular donors donate between 40 and 60 times per year.

The QPP certification program is focused on excluding drug or alcohol addicts or homeless persons by requiring proof of permanent address as well as alcohol and drug use testing.

MARKETING/DONOR RECRUITMENT

Effective recruitment, management and retention of donors are essential to the Company's plasma business. The Company seeks to attract and retain its donor base in the following ways:

          - by utilizing competitive financial incentives which the Company offers for the donation of the plasma.

          -    by providing outstanding customer service to its donors.

          - by implementing programs designed to attract donors through education as to the uses of plasma.

          -    by encouraging regular participation in its donor programs.

          -    by providing incentives to encourage donors to return.

Repeat donors are important because of the lower cost associated with obtaining their plasma and less risk that their plasma will not satisfy regulatory and customer requirements. The Company's centers advertise for donors through targeted mailings, flyers and newspapers. Radio and television ads are also used when advantageous.

The Company's donor records are maintained with the assistance of donor database systems at each center which allows the Company's personnel to track the frequency of donor visits. When a donor has not visited a center in over one month, the center sends a reminder card to the donor emphasizing the importance of the donor's continued participation.

DONOR PROCESSING
On their first visit all new donors are given a physical examination by either a licensed physician or physician substitute. The National Donor Deferral Registry and the deferral lists of the Fractionators and other local plasma centers are all checked to determine if the donor has ever had positive viral test results or has ever been previously deferred or rejected as a donor. In addition to the deferral list checks, each time the donor visits, the donor is given the opportunity to defer himself confidentially and is asked a number of screening questions which he must audibly answer. In addition, each time he visits, the donor is tested for: blood pressure; temperature; pulse; weight; hematocrit; total proteins; HIV; hepatitis B and C; and liver enzymes.

QUALITY AND OPERATIONAL CONTROLS

Through its QPP and internal operating procedures and policies, the Company strives to maintain a high level of quality control. The Company's policies require that donor charts be audited on a daily basis, and that equipment be regularly recalibrated. Quality control records and procedures are maintained at a detailed level.

TRAINING

The Company is focusing on two levels of training: (a) technical training of employees; and (b) center management skills and development.

All employees are required to read and study detailed training materials and are then given a written test covering that material. Results of the written tests must be kept available for FDA inspection. Employees are also required to demonstrate specific skills to an FDA-certified trainer. Each level of an employee's training is tracked and documented and each employee is required to be retested on all material every six months. All employees are "cross trained" in all three of the center's functional areas, allowing for more efficient scheduling. Ongoing or continuing education sessions are periodically held to review new procedures, equipment and FDA requirements. All training documentation is subject to FDA approval.

It is the Company's philosophy to continually develop competent individuals within the Company to move into management positions. Selected individuals are sent to outside management development seminars in addition to the in-house program of development. Consequently, all of the open manager positions during the past three years have been filled with existing in-house personnel.

EMPLOYEES

As of May 1, 1996, the Company employed 127 full time employees and 37 part time employees.

Of the full time employees four were corporate officers, two were corporate clerical employees, twelve were location managers, nine were nurses, one was a doctor and the balance were cross-trained as technicians/receptionists/phlebotomists.

Of the part time employees, 6 were nurses and the balance were cross-trained as technicians/receptionists/phlebotomists.

The Company believes that the relations between the Company's management and its employees are good, although there can be no assurances that such relations will continue. The inability of the Company to attract or retain qualified personnel could have a material adverse effect on the Company.

ITEM 2. PROPERTIES

The Company currently occupies fifteen locations with executive offices at 1925 Century Park East, Suite 1970, in Los Angeles and fourteen plasma centers in:
Las Vegas, Nevada (2 locations); Clarkesville, Tennessee; Phoenix, Arizona; Colorado Springs, Colorado (2 centers); Pueblo, Colorado; Ft. Smith, Arkansas; Clearfield, Utah; Raleigh, North Carolina; Macon, Georgia; Pasco, Washington; Toledo, Ohio; and Savanah, Georgia. The Savanah location is currently being remodeled in preparation for starting a new center. All of the Company's leased property, comprising fourteen locations and approximately 57,000 square feet, is leased from unaffiliated parties under leases expiring through 2006. Most of these leases contain renewal options which permit the Company to renew the leases for periods of from two to five years at the then fair rental value. One of the Company's centers is leased on a month-to-month basis. The Company believes that in the normal course of its business it will be able to renew or replace its existing leases. The Company believes that the space it occupies is adequate for its existing centers.

The Company's plasma collection centers range in size from approximately 2,950 to 5,500 square feet and generally are located in population centers of 60,000 to 1,000,000 people.

The Company also owns two parcels totaling approximately one acre of land in Fort Worth, Texas which was obtained in the purchase of the original six plasma centers. These parcels are currently listed for sale and are not being considered for plasma collection center development.

ITEM 3. LEGAL PROCEEDINGS.

There are no material pending legal proceedings, other than routine litigation occurring in the normal course of the Company's operations, to which the Company is a party or of which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

                                     PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

(a)  MARKET INFORMATION:

The Company's Common Stock is quoted on the NASD's OTC Bulletin Board Service ("Bulletin Board") and is traded under the symbol "SERC". The Company emerged from bankruptcy on February 6, 1996 and began trading on the Bulletin Board in May 1996. The following table sets forth the range of bid prices for the Common Stock during the periods indicated, and represents inter-dealer prices, without retail mark-up, mark-down or commission to the broker-dealer, and may not represent actual transactions. The information summarized in the following table has been derived from the NASD's Monthly Statistical Report.

The Company's Common Stock was not traded on any market prior to May 1996.


                                                              High      Low
                                                              ----      ---
For the period May 1, 1996 through May 31, 1996               1 1/2    1
For the period June 1, 1996 through August 31, 1996           1 3/4      1/2
For the period September 1, 1996 through November 30, 1996    2          1/2
For the period December 1, 1996 through February 28, 1997     3 9/16   1 1/8

(b)  HOLDERS:

                                    Approximate Number of
                                     Record Holders (as
Title of Class                       of  April 30, 1997)
--------------                       -------------------
Common Stock, $.001 par value             360 (1)

--------------------
(1) Certain of the Company's shareholders hold shares under "street name" and are not identified individually. Accordingly, the Company estimates that it has a total of approximately 460 beneficial shareholders.

(c)  DIVIDENDS:

The Company has never paid cash dividends on its Common Stock. Pursuant to the terms and conditions of the Amended and Restated Loan Agreement dated February 5, 1996, between CVD Financial Corporation (referred to therein as "Lender") and SeraCare, Inc., Avre Incorporated, and Binary Associates, Inc. (referred to collectively therein as "Borrowers"), the Company may not declare or pay dividends on account of any stock of the Borrowers, except that SeraCare, Inc. may issue warrants, options, stock, rights or any other form of equity security as a dividend. The declaration and payment of dividends in the form of equity securities by the Company's board of directors will depend, among other factors, on earnings as well as the operating and financial condition of the Company. At the present time, the Company does not expect to declare or issue any dividends within the foreseeable future.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY  NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that the Company "expects," "estimates," "anticipates," or "believes" and all other statements concerning future financial results, product offerings or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995,
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those factors, risks and uncertainties include, but are not limited to: the positioning of the Company's products in the Company's market segment; the Company's ability to effectively manage its various businesses in a rapidly changing environment; new competition for donors and customers; the inability of the Company to obtain FDA approval of newly established centers; and the introduction of synthetic products which could eliminate the need for plasma products.

                            1997 AS COMPARED TO 1996

In comparing the 1997 fiscal year results with the comparable period in 1996, it is necessary to combine the two periods presented, the period from March 1, 1995 through February 5, 1996 and February 6, 1996 through February 29, 1996. The presentation of the two periods is necessary in order to reflect the change in legal structure afforded companies emerging from Chapter 11 of the U.S. Bankruptcy Code. The combining is necessary in order to establish comparable 12 month periods for evaluating operating results.

                              RESULTS OF OPERATION

SALES

The Company collected about 140,540 liters of plasma during the year ended February 28, 1997 compared to about 107,051 for the comparable prior period or an increase of thirty-one percent. Net sales decreased by $7,845 to $6,661,679 and were approximately the same as the $6,669,524 recorded for the 1996 twelve month period. The primary offsetting factors reflected in those results were primarily the fact that about sixty percent of 1996 revenue was from sales to Europe whereby sales pricing is gross (exclusive of softgoods and testing) while all of the 1997 revenue was domestic whereby sales pricing is net (reduced to reflect the cost of softgoods and testing). This restructuring of the pricing was mostly offset by the increased revenue from the acquisitions of the two centers, Silver State and BHM which added $1,174,202 to 1997 revenue. The increased volumes were the result of the acquisitions of Silver State and BHM and the newly established centers in Clearfield, Raleigh and Macon. The three newly established centers were operating under a Reference Number from the FDA during 1997 and were thus not allowed to sell or ship plasma during the period, although they were collecting plasma during the period.

GROSS PROFIT

Gross profit decreased by $313,317 or 38 percent in 1997 to $512,859 primarily due to higher donor fees of $815,830 and higher salaries of $627,658 and other operating costs of $470,205 resulting from higher volumes (mainly from the acquisitions of Silver State and BHM) and increased competition in certain locations, mostly offset by the lower softgoods and testing costs of $1,582,376 associated with the shift from European sales to domestic sales and the related restructuring of the pricing. The Gross Profit percentage went down from 12.4% in fiscal 1996 to 7.7% in fiscal 1997, primarily due to the restructured pricing.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative expenses for 1997 were lower by $87,805 or 10 percent primarily due to a reduction in administrative salaries partially offset by the non-cash charge of $78,980 associated with the implementation of an accounting standard. See Notes 6 and 8 to the Company's Consolidated Financial Statements.


INTEREST EXPENSE

Interest expense of $10,727 in fiscal 1996 results from the debt to CVD Financial which was assumed in the Plan of Reorganization. Interest expense of $208,255 in the 1997 period results from the debt to CVD Financial which was assumed in the Plan of Reorganization, the note payable to Nations Biologics which was associated with the acquisition of Silver State Plasma and the $550,000 bridge loan which provided the cash portion of the Silver State Plasma acquisition price. Additionally, there is a $100,000 original issue discount charge which results from the implementation of an accounting standard. See
Note 4 to the Company's Consolidated Financial Statements.

OTHER ITEMS

Other items reflected on the Consolidated Statement of Operations which were unique to the year ended 1996 include: Reorganization expense items of $494,377 and the extraordinary net gain from debt discharge and step-up in basis of assets from reorganization of $3,389,534. There were no comparable items in 1997.

INCOME TAXES

State income taxes were $16,000 due to the profitability of certain operations in certain state.

As of February 28, 1997, the tax effects of temporary differences for depreciation, amortization, and valuation allowances from current and prior periods and net operating loss carryforwards could give rise to the recording of deferred tax assets. The Company is unable to reasonably determine the amounts of net operating loss carryforwards available to offset against future taxable income. Furthermore, the Company was unable to determine whether it was more likely than not that the deferred tax asset would be realized, therefore a 100% valuation allowance was established.

NET INCOME

As a result of the above, there was a net loss for the year ended February 28, 1997 of $511,108 compared to a net income of $2,839,214 in 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 1997, the Company's current liabilities exceeded current assets by $390,635 as compared to $542,400 in the prior year. This improvement was primarily due to improved payment terms associated with the change in the Company's primary customer.

The year ended February 28, 1997 was a year of restructuring and growth through the acquisition of two established plasma collection centers in Ft. Smith and Las Vegas, the acquisition of two early stage developmental plasma centers in Clearfield and Raleigh and the establishment of new plasma collection centers in Macon, Pasco and Toledo. The Company has accordingly established itself in a strong growth posture in order to be able to meet the strong increased demand for plasma which the Company believes will accelerate through fiscal years ending in 1998 and 1999. With this strategic focus on growth in the volume of plasma collected, the short-term impact on the Company's earnings and cash flow has been to postpone significant profitability and positive cash flows until the later part of fiscal 1998 when the Company believes that the volumes in several of the newly established centers will reach maturity, new products will begin shipping, new sales contracts will bring higher plasma pricing and new softgoods and supplies pricing will provide for improved gross margins. Meanwhile, the Company's projected capital requirements for fiscal 1998 include the establishment of seven new plasma centers.

Net cash used in operations decreased from cash provided of $159,520 in 1996 to cash used in operations of $745,309 for the comparable period in 1997. The decrease was primarily related to the net operating losses incurred in 1997 and a decrease in the accounts payable balances and accrued liabilities associated with the purchase of softgoods in fiscal 1996 which were paid for during fiscal 1997, which was partially offset by increased depreciation and amortization expense, non-cash interest and non-cash general and administrative expenses.. Cash flow from investing activities for the year ended February 28, 1997 resulted in net cash used of $1,584,401 compared to $21,661 for the comparable prior year period. This increase in cash used resulted from the acquisitions of Silver State and BHM and from the capital requirements of the newly established plasma collection centers in
Clearfield, Raleigh, Macon and Pasco.    Cash flows provided by financing
activities was $2,293,311 for the current period compared to $338,100 for the comparable prior period. This increase was primarily due to the private placements the Company completed, receiving net proceeds of $2,557,191 and the proceeds from the bridge loans of $650,000. This was partially reduced by the repayments made on long-term debt and the bridge loans. See Notes 4, 5, and 6 to the Consolidated Financial Statements. The net proceeds were used to finance the Companies expansion program and for working capital.

Management believes that the capital expenditures necessary for this expansion and the related increase in working capital requirements will be funded by a combination of internally generated cash flows, short term bridge financing, private placements and a planned public offering.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125) issued by the Financial Accounting Standards Board (FASB) is effective for financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The new standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company does not expect adoption to have a material effect on its financial position or results of operations.

Statements of Financial Standards No. 128, "Earnings Per Share" (SFAS 128) is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement also requires restatement of all prior-period EPS data presented. The Company has not determined the effect on its EPS from the adoption of this statement.

INFLATION

Management believes that inflation generally causes an increase in sales prices with an offsetting unfavorable effect on the cost of products sold and other operating expenses. Accordingly, with the possible impact on interest rates, management believes that inflation will have no significant effect on the Company's results of operations or financial condition.

ITEM 7.  FINANCIAL STATEMENTS.

All financial statements required to be filed herewith are attached hereto following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES
The Company is headquartered in Los Angeles, California and operates with a corporate office staff of five people. The office of the Chief Operating Officer is in Clearfield, Utah.

The present term of office of each director will expire at the next Annual Meeting of Shareholders. Executive Officers of the Company are elected annually at the first meeting of the Company's Board of Directors held after the annual meeting of shareholders. Each executive officer will hold office until his or her successor is duly elected and qualified or until his or her death or resignation or until he or she shall have been removed in the manner provided in the

Company's Bylaws. The name and position with the Company and age of each officer and director, and the period during which each director has served are as follows:


                                                                                              Director
Name                              Age                       Position                            Since
-------------------------------------------------------------------------------------------------------
Barry D. Plost ................    50     Chairman of the Board, President and CEO               1996
Jerry L. Burdick...............    51     Executive Vice President, Chief Financial  Officer,    1995
                                            Secretary and a Director
Brad Rabe......................    36     Vice President and Chief Operating Officer
Brian Olson....................    56     Vice President, Operations
Sam Anderson...................    58     Director                                               1996
Susan Preston..................    41     Director                                               1996
Ezzat Jallad...................    35     Director                                               1996
Nelson Teng....................    51     Director                                               1997

____________________

BARRY D. PLOST began serving as Chairman, President and Chief Executive Officer of the Company on February 6, 1996. Prior to joining the Company, he was a Management Consultant with the management consulting firm of David Barrett, Inc. for the period January 1995 until February 6, 1996. Mr. Plost was President and Chief Executive Officer of Country Wide Transport Services, Inc., a trucking company, from February 1991 through June 1994, and President and Chief Operating Officer of Freymiller Trucking, Inc., a trucking company, from November 1979 through August 1991.

JERRY L. BURDICK was appointed Executive Vice President, Chief Financial Officer, Secretary and a Director effective December 1, 1995. From August 1993 through March 1995, Mr. Burdick was a consultant to SeraCare, Inc. in the areas of financing, internal controls, cost accounting and was specifically requested to evaluate the whole blood operations of the Company and make recommendations for correcting the increasing losses. When the Company filed for protection under Chapter 11 of the Federal Bankruptcy Code, Mr. Burdick was asked to provide guidance to the Controller and financial staff on appropriate bankruptcy filings and regulations. Mr. Burdick also drafted the first proposed Reorganization Plan and accompanying Private Placement Memorandum for SeraCare, Inc. during that period. During that period, Mr. Burdick had no direct reports and acted only in an advisory capacity reporting to the President of the Company. In October 1994, the Company hired Mr. Burdick as an accountant. In March 1995, the Company determined to terminate the Controller and Chief Financial Officer (same person) and have Mr. Burdick fill that role on an acting basis during the remaining tenure of the bankruptcy, through February 6, 1996. Mr. Burdick previously operated his own consulting practice from March 1988 through August 1993. Mr. Burdick is a Certified Public Accountant in the State of California. At the time the Company filed for protection under Chapter 11 of the Federal Bankruptcy Code, Mr. Burdick was a consultant to the Company. Mr. Burdick has also participated in various other Chapter 11 restructurings as a consultant, and for about one year as controller of a company which was in bankruptcy when he joined the company.

BRAD RABE was appointed Vice President and Chief Operating Officer effective September 1, 1996. Prior to joining the Company, Mr. Rabe spent sixteen years with the Plasma Collection Division of Bayer Corporation, a large pharmaceutical company, most recently as Operations Director.

BRIAN OLSON has served as Vice President, Operations of the Company since July 1992 and was a Director of the Company from February 1996 until October 1996. Prior to joining the Company, Mr. Olson held the position of Director of Plasma Supply with Alpha Therapeutic Corporation, a manufacturer of pharmaceutical products, from July 1987 through June 1992. At the time the Company filed for protection under Chapter 11 of the Federal Bankruptcy Code, Mr. Olson was serving as Vice President, Operations.

SAM ANDERSON was elected a Director effective April 16, 1996. Since April of 1996, Mr. Anderson has also been a consultant to SeraCare, Inc. in the areas of: finding and evaluating potential acquisitions; helping the Company in developing a strategic plan for increasing the volume of hyperimmune plasma collected including targeting the particular type of hyperimmune the company should target; and advising the Chief Executive Officer of the Company on industry trends and potential changes in regulations and the ramifications thereof. Mr. Anderson's role is strictly advisory and he has no direct reports within SeraCare, Inc.. Since March 1991, Mr. Anderson has served as a consultant to various companies in the plasma business and specifically in pharmaceutical products, fractionation and hyperimmune plasma. From March 1990 to March 1991, Mr. Anderson served as president of Trancel, Inc., a start-up bio-tech development company in the area of insulin dependent diabetes and prior to that served as Chairman and Chief Executive Officer of Alpha Therapeutic Corporation, a manufacturer of pharmaceutical products and also the largest plasma collection company and fractionator in the world, until he retired in February 1990.

SUSAN PRESTON was elected a Director effective April 16, 1996. Ms. Preston has been a practicing attorney for the law firm of Weiss, Jensen, Ellis & Howard in Seattle, Washington since May 1994 and previously served as corporate counsel for various other companies.

M. EZZAT JALLAD was elected a Director effective October 28, 1996. Mr. Jallad has been Chairman and President of Softpoint, Inc., which develops and markets point of sale software and hardware for the fast food and retail markets since June 1995. Previously, he was Executive Vice President of SCIM Corporation, a financial consulting firm, from April 1988 to May 1995.

NELSON TENG was elected a Director effective January 29, 1997. Dr. Teng has been the Director of Gynecologic Oncology and Associate Professor of Gynecology and Obstretrics at Stanford University School of Medicine since 1981. Dr. Teng also co-founded ADEZA Biomedical in 1984, and UNIVAX Biologics in 1988. In addition, Dr. Teng has served as a scientific advisor and consultant to several biotechnology companies and venture capital firms and has authored over 100 publications and 15 patents. Dr. Teng serves on several other boards of directors.

The Board of Directors currently consists of six directors:    Barry D. Plost ,
Chairman, President and Chief Executive Officer; Jerry L. Burdick, Executive Vice President, Chief Financial Officer and Secretary; Sam Anderson, outside Director; Susan Preston, outside Director; Ezzat Jallad, outside Director; and Nelson Teng, outside Director.


ITEM 10. EXECUTIVE COMPENSATION

The Company does not have key man insurance on any of its employees. Sam Anderson, an outside Director, has entered into a three year consulting agreement with the Company at $50,000 per year plus fully vested options to purchase 30,000 shares of the Company's common stock at $1.50 per share which expire in three years. Mr. Anderson also was granted fully vested options to purchase 20,000 shares of the Company's common stock at $1.00 per share, which expire in three years, in conjunction with a $100,000 bridge loan Mr. Anderson made to the Company on July 2, 1996. Susan Preston has been granted fully vested options to purchase 15,000 shares of the Company's common stock at $1.50 per share which expire in three years. Mr. Teng has been granted fully vested options to purchase 50,000 shares of the Company's common stock at $1.50 per share which expire in three years.

The following table sets forth the cash compensation and other consideration paid by the Company to its executive officers whose cash compensation exceeded $100,000.

                                Paid     Paid     Paid
                               Fiscal   Fiscal   Fiscal
Name and Principal Position     1997     1996     1995       Options      Other
---------------------------    ----------------------------------------   -----
(7)Barry D. Plost, President,  $124,167    $4,327       -    56,147 (1)   (6)(5)
     Chairman and CEO
                                                            150,000 (2)
                                                            100,000 (3)
                                                            130,000 (4)
(8)Jerry L. Burdick,            125,000    83,749  26,667    42,110 (1)   (6)(5)
     Executive V. P.,
     Secretary and CFO

--------------------------
(1) These three year options were granted on February 6, 1996 in conjunction with the Plan and were vested as of October 1996 and are exercisable over five years from date of grant at a price of $1.25.

(2) These options were granted on February 6, 1996. The prices are 50,000 at $1.00, 50,000 at $2.00, and 50,000 at $3.00 per share. These options were fully vested in January 1997 and expire January 2002.

(3) These options were granted on February 6, 1996 and are fully vested at $1.00 per share which expire at the end of five years.

(4) Mr. Plost was granted on July 2, 1997 and July 17 1997 fully vested three year options to purchase 130,000 shares of the Company's common stock at and exercise price of $1.00 per share in conjunction with a $400,000 bridge loan Mr. Plost made to the Company on July 2, 1996 and a $50,000 bridge loan he made to the Company on July 17, 1996. The options granted represented 100% of the options granted employees in the year 1997.

(5) The Company has established a Management Bonus Pool whereby ten percent (10%) of earnings before taxes which are in excess of $920,549 in the year ending February 28, 1997; $2,590,160 in the year ending February 28, 1998, and $4,384,187 in the year ending February 28, 1999 will be allocated to a bonus pool to be paid pro rata to all officers of the Company on the basis of salaries.

(6) To the extent that quarterly earnings before taxes exceed $100,000, the excess will be paid on a pro-rata basis to all officers up to an annual maximum of $10,000 each.

(7) Effective on February 6, 1996, the Company signed a contract with Mr. Plost through February 5, 1999 at a base salary of $75,000. Such salary was increased to $170,000 on November 1, 1996 by the Board of Directors. Mr. Plost also participates in the Management Bonus Pool on the same basis as other officers of the Company during the term of his agreement and also received certain options as indicated. Mr. Plost was not an employee prior to February 6, 1996.

(8) Effective on February 6, 1996, the Company signed a contract with Mr. Burdick through February 5, 1999 at a base salary of $125,000. Mr. Burdick also participates in the Management Bonus Pool on the same basis as other officers of the Company during the term of his agreement and also received stock options as indicated above. Mr. Burdick functioned as an accountant and consultant to the Company prior to February 6, 1996.

Aggregate Options/SAR  Exercises in last fiscal year and FY- End Option/SAR
Values

                                                           Number of Shares       Value of
                              Shares Acquired   Value         Underlying         Unexercised
Name and Principal Position     on Exercise   Realized        Unexercised       In-the-Money
---------------------------   --------------- --------        Options at         Options at
                                                             Year-End (1)        Year-End(1)
                                                             -------------------------------
Barry D. Plost, President,           NA           NA             56,147            $14,037
 Chairman and CEO                                               150,000            $25,000
                                                                100,000            $50,000
                                                                130,000            $65,000
Jerry L. Burdick,                    NA           NA             42,110            $10,528
Executive V. P., Secretary
and CFO


(1) As of February 28, 1997, there were no options which were unexercisable.

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN
         SECURITYHOLDERS

The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's common shares at February 28, 1997 of each present director, all officers, all officers and directors as a group and each beneficial owner of more than 5% of the Company's common stock.


                                                                    PRESENTLY EXERCISABLE
                                                                    ---------------------
                                           % OF         COMMON                   SERIES A
INDIVIDUAL / GROUP                         CLASS        SHARES      OPTIONS      WARRANTS
-------------------------------------    --------      --------     -------    ------------

Barry D. Plost, President & Chairman       16.0%      239,284      436,147         70,000
Brad Rabe, Executive VP & COO               8.2%      283,764            -         62,500
J.L. Burdick, Executive, CFO & Director     1.0%            -       42,110              -
Brian Olson, VP Operations                  1.8%       45,777
Nelson Teng, Director                       8.1%      200,000       50,000        100,000
Samual Anderson, Director                   4.9%      105,000       50,000         52,500
Susan Preston, Director                     0.4%            -       15,000              -
Ezzat Jallad, Director                        -             -            -              -
All Officers and Directors                 35.2%      873,825      621,330        285,000
Other Beneficial Owners:
  William M. Hitchcock                      5.3%      201,247            -         17,500
   Brad Gaspard                            13.1%      400,000            -        200,000


Of the issued and outstanding shares as of May 1, 1997, Brad Gaspard owns 10%. No other person or entity owns or controls 10% or more of the company's common stock.

Pursuant to the acquisition agreement dated September 2, 1996, Mr. Brad Rabe may receive up to 125,000 additional shares if certain earnings performance criteria are met. These additional shares are not reflected in the above table.

PRICE AND EXERCISE DATE OF  SERIES A WARRANTS LISTED ABOVE.

A. Barry D Plost - President            70,000  Series A Warrants

     Mr. Plost acquired 14 Units of the June 1, 1996 Private Placement for $105,000 and 14 Units of the October 1, 1996 Private Placement for $105,000. Each Unit consisted of 5,000 shares of common stock and 2,500 Series A warrants to purchase one share of the company's common stock at $2.75. The Series A warrants are exercisable immediately and terminate on the earlier of (i) six years from the date of issuance and (ii) three years from the date of the initial effectiveness of the "Initial Registration Statement". The Series A warrants are redeemable by the Company at $.01 per share, upon 30 days notice, if the common stock is publicly traded and the average of the closing price per share of the common stock for each of the 20 consecutive trading days immediately prior to the mailing of such notification and for each day thereafter until the redemption date shall have exceeded 133.3% of the existing exercise price.

B.   Nelson Teng - a Director                   100,000  Series A Warrants
     Dr. Teng acquired 40 Units of the October 1, 1996 Private Placement for $300,000.
     See explanation under A.  above.

C.   Brad Rabe - Executive Vice President         62,500  Series A Warrants
     Mr. Rabe acquired 25 Units of the October 1, 1996 Private Placement. See explanation under A. above.

E.   All Officers and Directors                  285,000  Series A Warrants
     Represents the total of A., B., C. plus Sam Anderson.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

BRIDGE LOANS TO THE COMPANY.

In order to close the acquisition of the Silver State Plasma Center in Las Vegas, Nevada on July 2, 1996, the Board of Directors unanimously approved $550,000 in bridge loans. The terms of the bridge loans included interest at twelve percent and 150,000 three year options, each option to purchase one share of the Company's common stock at $1.00. Of the total amount of the bridge loans, $450,000 was advanced by Mr. Barry Plost, the Company's President and Chief Executive Officer, and the remaining $100,000 was advanced by Mr. Samuel Anderson, a member of the Company's Board of Directors. Both Mr. Plost and Mr. Anderson opted to participate in the Private Placement dated June 1, 1996 instead of receiving repayment of their note.

Mr. Plost converted $105,000 face value of notes into 14 Units of the June 1, 1996 Private Placement and $105,000 face value of notes into 14 Units of the October 1, 1996 Private Placement. The two conversions resulted in a total of 140,000 shares of common stock and 70,000 Series A Warrants being issued in the name Barry D. Plost. In addition, Mr. Plost converted $22,500 face value of notes into three Units which consists of 15,000 shares of common stock and 7,500 Series A Warrant which were issued in the name Rena Plost.

Mr. Samuel Anderson wanted to purchase 14 Units of the June 1, 1996 Private Placement. Fourteen Units at $7,500 totaled $105,000. Mr. Anderson had only loaned the Company $100,000. Accordingly, Mr. Anderson remitted an additional $5,000 in order to cover the total cost of $105,000. The 14 Units consisted of 70,000 shares of common stock and 35,000 Series A

Warrants which were issued in the name The Samuel and Mary Ann Anderson Trust, of which Mr. Anderson is a Trustee.

In each case, the shares issued are restricted shares and the terms of purchase were consistent with the terms provided to all participants in the Private Placements dated June 1, 1996 and/or October 1, 1996 as outlined therein. Such terms included registration rights (see Note 2 to the Consolidated Financial Statements) and the exercise price and terms of the Series A Warrants. Each Series A Warrant authorizes the holder to purchase one share of the company's common stock at $2.75. The Series A Warrants are exercisable immediately and terminate on the earlier of (i) six years from the date of issuance and (ii) three years from the date of the initial effectiveness of the "Initial Registration Statement". The Series A Warrants are redeemable by the Company at $.01 per share, upon 30 days notice, if the common stock is publicly traded and the average of the closing price per share of the common stock for each of the 20 consecutive trading days immediately prior to the mailing of such notification and for each day thereafter until the redemption date shall have exceeded 133.3% of the existing exercise price.

ACQUISITION OF CLEARFIELD AND RALEIGH PLASMA CENTERS.

On September 2, 1996, the Company acquired from Mr. Brad Rabe, Vice President and Chief Operating Officer of the Company, all rights and interests in leases, leasehold improvements, fixed assets and/or any other personal property, licenses, certifications or rights attributable to both the Clearfield Center and the Raleigh Center, including the rights to any FDA or QPP licenses and/or certifications which attach or may attach to those locations, including the right to file for such licenses and/or certifications if they have not already been applied for. Mr. Rabe also agreed to complete the process of establishing both startup locations as operational plasma collection centers by opening plasma collection centers in both locations within a reasonable period of time not to exceed 120 days from September 2, 1996.

BASE CONSIDERATION. As consideration to Mr. Rabe, the Company agreed to deliver 175,000 shares of Common Stock of the Company within fifteen days of the date when both the Raleigh and Clearfield locations have processed their first donors. The 175,000 shares of Common Stock may be increased or decreased depending on whether the buildout costs for the two centers exceed $135,000. The value per share was defined within the contract at $1.50 per share. At February 28, 1997, the company estimated that the shares to be issued under this provision would be 119,875. The Company valued this transaction at $179,813, which was based on the fair market value of the stock at the date of acquisition.

ADDITIONAL CONSIDERATION. In addition to the Base Consideration, the Company and Mr. Rabe agreed on certain operational performance criteria which will serve as the basis for Additional Consideration of a maximum of 125,000 shares of common stock of the Company if all performance criteria for the centers are met. Accordingly, if Clearfield Center and Raleigh Center in total generate a net profit before taxes of $310,000 for the measurement period of twelve months ending on the last day of eighteenth month following the Closing Date, Mr. Rabe shall receive as additional consideration 62,500 shares of Common Stock of the Company. Further, if Clearfield Center and Raleigh Center in total generate a net profit before taxes of $310,000 for the measurement period of twelve months ending on the last day of thirtieth month following the Closing Date, Mr. Rabe shall receive as additional consideration another 62,500 shares of Common Stock of the Company.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  THE FOLLOWING FINANCIAL STATEMENTS ARE BEING FILED AS PART OF THIS
        REPORT:

        SERACARE, INC. AND SUBSIDIARIES

        Report of Independent Certified Public Accountants -
        BDO Seidman, LLP

        Consolidated Balance Sheets - February 28, 1997 and February 29, 1996

        Consolidated Statements of Operations - Year ended February 28, 1997
                             - Period February 6, through February 29, 1996
                             - Period March 1, 1995 through February 5, 1996

        Consolidated Statements of Stockholders Equity - Periods March 1, 1995
                                                  through February 28, 1997

        Consolidated Statements of Cash Flows - Year ended February 28, 1997
                              - Period February 6, through February 29, 1996
                              - Period March 1, 1995 through February 5, 1996

        Summary of Accounting Policies

        Notes to Consolidated Financial Statements


(a)(2) THE FOLLOWING EXHIBITS HAVE BEEN PREVIOUSLY FILED WITH THE COMMISSION AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE THERETO.

          INDEX OF DOCUMENTS PREVIOUSLY FILED AS PART OF REGISTRATION STATEMENT ON FORM 10SB FILED WITH THE COMMISSION ON NOVEMBER 21, 1996:

Exhibit
Number              Description of Document
------              -----------------------
  2.1     Restated Articles of Incorporation filed on February 6, 1996.

  2.2 By-laws of American Blood Institute, Inc. (now known as SeraCare, Inc.) dated June 10, 1992.

  3.1 Certificate of Designation of Series A Preferred Stock filed on July 10, 1996.

  6.1 Employment Agreement dated February 5, 1996 between the Company and Barry D. Plost

  6.2 Employment Agreement dated November 14, 1995 between the Company and Jerry L. Burdick

  6.3     Employment Agreement dated November 14, 1995 between the Company and

          Brian Olson

  6.4 Employment Agreement dated September 3, 1996 between the Company and Brad Rabe

  6.5 Consulting Agreement dated July 2, 1996 between the Company and Samuel Anderson

  6.6     Bridge Note Agreement dated July 2, 1996 between the Company and Barry
          D. Plost

  6.7 Bridge Note Agreement dated July 17, 1996 between the Company and Barry D. Plost

  6.8 Bridge Note Agreement dated July 2, 1996 between the Company and Samuel Anderson.

  6.9 Asset Purchase Agreement dated September 3, 1996 between the Company and Brad Rabe

  6.10 Asset Exchange Agreement dated July 2, 1996 between the Company and Silver State Plasma Products, Inc.

  6.10(a) Note payable dated July  2, 1996 between the Company and Silver State
          Plasma Products, Inc.

  6.11 Amended and Restated Loan Agreement between the Company and CVD Financial Corporation.

  6.11(a) Note payable dated February 6, 1996 between the Company and  CVD
          Financial Corporation

  6.12 Contract for Exchange of Corporate Stock date July 9, 1996 between the Company and Mr. Burt H. McGhee

  6.13    Series A Warrant Agreement dated September 4, 1996.

  6.14    Series A Warrant Agreement dated October 23, 1996.

  6.15    Registration Rights Agreement dated September 4, 1996.

  6.16    Registration Rights Agreement dated October 23, 1996.

  6.17    Dealer Warrant Agreement dated September 4, 1996.

  6.18    Dealer Registration Rights Agreement September 4, 1996.

  6.19 Motion for Order Confirming Third Amended Joint Plan of Reorganization of American Blood Institute, Inc., AVRE, Inc. and Binary Associates, Inc. dated January 24, 1996.

  6.19(a) Order Confirming Third Amended Joint Plan of Reorganization of
          American Blood Institute, Inc., AVRE, Inc. and Binary Associates, Inc. dated and filed January 24, 1996.

  10.1    Subsidiaries of Registrant


(b)  REPORTS ON FORM 8 - K

          On March 3, 1997, the Company filed a Current Report on Form - 8K with respect to a material contract between the Company and North American Biologicals, Inc. ("NABI") for plasma from startup plasma collection centers established or to be established in Clearfield, Utah; Raleigh, North Carolina; Macon, Georgia; Pasco, Washington; and Toledo, Ohio. Included with such filing was a copy of the agreement relating to the Clearfield, Raleigh and Macon locations.

                                GLOSSARY OF TERMS

ALBUMIN A large molecule found in abundance in plasma which assists in maintaining the body's fluid levels.

ANTIBODY A protein molecule produced in response to a specific foreign substance to which the antibody may bind and destroy to protect the body from foreign invasion.

ANTIGEN A foreign substance such as a virus, bacteria or toxin which stimulates the production of antibodies.

CLOTTING FACTORS    A series of protein substances involved in the clotting
                    processes. The most frequently used are referred to as Factors VIII and IX.

CYTOMEGALOVIRUS     A virus commonly infecting various populations, resulting in flu-like symptoms and the development of CMV antibodies in an otherwise healthy person. If it infects a person with a compromised immune system, it has much more severe consequences, including causing death.

HEMOPHILIA          Any of several blood-coagulation disorders in which the
                    blood fails to clot normally because of a deficiency or an abnormality of one of the clotting factors.

HEPATITIS           Inflammation of the liver caused by infectious or toxic
                    agents and characterized by jaundice, fever, liver enlargement and abdominal pain. There are various forms of viral hepatitis, including hepatitis A, B, and C, which cause different disease conditions.

HIV                 Human Immunodeficiency Virus, a virus that causes AIDS.

IMMUNE GLOBULINS    A group of proteins which contains antibodies.

ORPHAN DRUG STATUS  A designation given by FDA  to a drug which treats relatively rare diseases or diseases affecting fewer than 200,000 persons in the United States at the time of the application for such status. The company to first receive orphan drug status and receive FDA marketing approval is entitled to a seven-year exclusive marketing period in the United States.

PLASMA Liquid portion of blood which contains various proteins, as distinguished from formed elements of the blood such as red blood cells, white blood cells and platelets. Plasma also contains antibodies.

PLASMAPHERESIS      A process in which plasma is removed from whole blood and
                    the remaining components of the whole blood are returned to the donor.

PLATELETS           Cells in blood which promote blood clotting.

RED BLOOD CELLS     Principal cell found in whole blood, containing hemoglobin, the primary carrier of oxygen to the body.

SOURCE PLASMA       The proper name of a product defined as a liquid portion of human blood collected by plasmapheresis meeting the FDA criteria or "source plasma" and intended as source material for further manufacturing use. Source plasma is sometimes referred to as normal plasma.

SPECIALTY PLASMA    Plasma collected to provide specific antibodies to
                    manufacture immune globulins for specific diseases or collected according to special specifications for further manufacturing either into therapeutic or diagnostic products.

WHITE BLOOD CELLS   Several types of specialized cells found in whole blood that are a critical part of the defense of the body against disease and infections.

                                   SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SERACARE, INC.
                                  (Registrant)

Dated May 28, 1997                 By:  /s/    Barry D. Plost
                                        ------------------------------
                                        Barry D. Plost, President & CEO

                                   By:  /s/    Jerry L. Burdick
                                        ------------------------------
                                        Jerry L. Burdick
                                        Principal  Accounting and
                                        Finance Officer

In accordance with Section 12 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURES                    TITLE                         DATE
----------                    -----                         ----

/s/ BARRY D. PLOST       CHAIRMAN OF THE BOARD AND CEO      MAY 28, 1997
----------------------
BARRY D. PLOST

/s/  JERRY L. BURDICK    EXECUTIVE VICE PRESIDENT AND CFO   MAY 28, 1997
----------------------
JERRY L. BURDICK

/s/  SAMUEL ANDERSON     DIRECTOR                           MAY 28, 1997
----------------------
SAMUAL ANDERSON

/s/  SUSAN PRESTON       DIRECTOR                           MAY 28, 1997
----------------------
SUSAN PRESTON

/s/  EZZAT JALLAD        DIRECTOR                           MAY 28, 1997
----------------------
EZZAT JALLAD

/s/ DR. NELSON TENG      DIRECTOR                           MAY 28, 1997
----------------------
DR. NELSON TENG

                                    PART F/S




                         SERACARE, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountants                            34


Consolidated Financial Statements

     BALANCE SHEETS                                                           35

     STATEMENTS OF OPERATIONS                                                 37

     STATEMENTS OF SHAREHOLDERS' EQUITY                                       39

     STATEMENTS OF CASH FLOWS                                                 40


Summary of Accounting Policies                                                43


Notes to Consolidated Financial Statements                                    48

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


THE BOARD OF DIRECTORS AND STOCKHOLDERS
SERACARE, INC.

WE HAVE AUDITED THE ACCOMPANYING CONSOLIDATED BALANCE SHEETS OF SERACARE, INC. (REORGANIZED COMPANY) AND SUBSIDIARIES AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996 AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS, STOCKHOLDERS' EQUITY, AND CASH FLOWS FOR THE YEAR ENDED FEBRUARY 28, 1997 AND FOR THE PERIOD FEBRUARY 6, 1996 TO FEBRUARY 29, 1996. WE HAVE ALSO AUDITED THE CONSOLIDATED STATEMENTS OF OPERATIONS, STOCKHOLDERS' EQUITY AND CASH FLOWS OF AMERICAN BLOOD INSTITUTE, INC. (PREDECESSOR COMPANY) FOR THE PERIOD MARCH 1, 1995 TO FEBRUARY 5, 1996. THESE FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT. OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATEMENTS BASED ON OUR AUDITS.

WE CONDUCTED OUR AUDITS IN ACCORDANCE WITH GENERALLY ACCEPTED AUDITING STANDARDS. THOSE STANDARDS REQUIRE THAT WE PLAN AND PERFORM THE AUDIT TO OBTAIN REASONABLE ASSURANCE ABOUT WHETHER THE FINANCIAL STATEMENTS ARE FREE OF MATERIAL MISSTATEMENT. AN AUDIT INCLUDES EXAMINING, ON A TEST BASIS, EVIDENCE SUPPORTING THE AMOUNTS AND DISCLOSURES IN THE FINANCIAL STATEMENTS. AN AUDIT ALSO INCLUDES ASSESSING THE ACCOUNTING PRINCIPLES USED AND SIGNIFICANT ESTIMATES MADE BY MANAGEMENT, AS WELL AS EVALUATING THE OVERALL PRESENTATION OF THE FINANCIAL STATEMENTS. WE BELIEVE THAT OUR AUDITS PROVIDE A REASONABLE BASIS FOR OUR OPINION.

IN OUR OPINION, THE CONSOLIDATED FINANCIAL STATEMENTS REFERRED TO ABOVE PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION OF SERACARE, INC. (REORGANIZED COMPANY) AND SUBSIDIARIES AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996 AND THE RESULTS OF THEIR OPERATIONS AND THEIR CASH FLOWS FOR THE YEAR ENDED FEBRUARY 28, 1997 AND FOR THE PERIOD FEBRUARY 6, 1996 TO FEBRUARY 29, 1996 AND THE RESULTS OF OPERATIONS AND CASH FLOWS OF AMERICAN BLOOD INSTITUTE, INC. (PREDECESSOR COMPANY) FOR THE PERIOD MARCH 1, 1995 TO FEBRUARY 5, 1996, IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.



                                          /s/ BDO SEIDMAN, LLP


LOS ANGELES, CALIFORNIA
MAY 2, 1997

                         SERACARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                       Reorganized Company
                                                               ----------------------------------
                                                                February 28,        February 29,
                                                                    1997                1996
                                                               --------------      --------------

ASSETS (Notes 1, 2, 4 and 5)

CURRENT ASSETS
  Cash and cash equivalents                                      $  544,077          $  580,476
  Accounts receivable                                               236,571             199,862
  Inventory                                                         342,504             279,758
  Prepaid expenses and other current assets                          62,269              33,572
                                                                -----------         -----------

Total current assets                                              1,185,421           1,093,668
                                                                -----------         -----------

PROPERTY AND EQUIPMENT, net (Note 3)                                890,153              71,840
                                                                -----------         -----------

LAND AVAILABLE FOR SALE                                              25,000              25,000

FDA LICENSES, less accumulated amortization
  of $26,250 and $0                                               1,321,745             900,000

DONOR BASE AND RECORDS, less accumulated
  amortization of $35,000 and $0                                    879,008             600,000

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCATED
  TO IDENTIFIABLE ASSETS, less accumulated amortization
  of $53,022 and $2,374 (Note 2)                                    969,447             965,753

GOODWILL, less accumulated amortization of $16,434                  901,487                   -

OTHER ASSETS                                                        150,939              17,640
                                                                -----------         -----------

                                                                $ 6,323,200         $ 3,673,901
                                                                -----------         -----------
                                                                -----------         -----------

            See accompanying summary of accounting policies and notes
                      to consolidated financial statements.

                         SERACARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                       Reorganized Company
                                                               ----------------------------------
                                                                February 28,        February 29,
                                                                    1997                1996
                                                               --------------      --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                              $   605,492         $   723,951
  Accrued payroll and related expenses                              177,995             113,456
  Accrued expenses                                                  162,711             470,090
  Bridge loans from related parties (Note 4)                        197,500                   -
  Current portion of long-term debt (Notes 1 and 5)                 432,358             328,571
                                                                -----------         -----------

Total current liabilities                                         1,576,056           1,636,068
                                                                -----------         -----------

LONG-TERM DEBT (Notes 1 and 5)                                      678,484             821,429
                                                                -----------         -----------


SERIES A REDEEMABLE PREFERRED STOCK, 2,800 issued
 and outstanding (Notes 1, 6 and 7)                                 389,047                   -

COMMITMENTS (Notes 9, 11 and 12)

STOCKHOLDERS' EQUITY (Notes 1, 6, and 8)
  Common stock, $.001 par value, 25,000,000 shares
   authorized; 4,149,387 (including 718,764 to be
   issued) and 2,115,500 issued and outstanding                       4,149               2,115
  Additional paid-in capital                                      4,182,954           1,210,671
  Retained earnings (deficit)                                      (507,490)              3,618
                                                                -----------         -----------

Total stockholders' equity                                        3,679,613           1,216,404
                                                                -----------         -----------

                                                                $ 6,323,200         $ 3,673,901
                                                                -----------         -----------
                                                                -----------         -----------


               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                         SERACARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                           Reorganized Company            Predecessor Company
                                                    --------------------------------     --------------------
                                                                          February 6,           March 1
                                                                             1996                1995
                                                      Year Ended            through             through
                                                     February 28,        February 29,         February 5,
                                                         1997                1996                1996
                                                     ------------        ------------        ------------

NET SALES (Note 12)                                  $  6,661,679        $    510,148        $  6,159,376

COST OF SALES                                           6,148,820             446,253           5,397,095
                                                     ------------        ------------        ------------
GROSS PROFIT                                              512,859              63,895             762,281

GENERAL AND ADMINISTRATIVE EXPENSES                       674,199              47,050             793,934

NON-CASH GENERAL AND ADMINISTRATIVE
  EXPENSES RELATING TO THE IMPLEMENTATION
  OF AN ACCOUNTING STANDARD (Notes 6 and 8)                78,980                   -                   -
                                                     ------------        ------------        ------------
OPERATING INCOME (LOSS)                                  (240,320)             16,845             (31,653)

INTEREST EXPENSE                                         (208,255)            (10,727)                  -

NON-CASH INTEREST EXPENSE RELATING TO
  THE IMPLEMENTATION OF AN ACCOUNTING
  STANDARD (Note 4)                                      (100,000)                  -                   -

OTHER INCOME (EXPENSE)                                     53,467                   -             (30,408)
                                                     ------------        ------------        ------------
INCOME (LOSS) FROM OPERATIONS BEFORE
  REORGANIZATION ITEM, INCOME TAXES,
  AND EXTRAORDINARY ITEM                                 (495,108)              6,118             (62,061)

REORGANIZATION ITEM - PROFESSIONAL FEES                         -               2,500             491,877
                                                     ------------        ------------        ------------
INCOME (LOSS) FROM OPERATIONS BEFORE
  INCOME TAXES AND EXTRAORDINARY ITEM                    (495,108)              3,618            (553,938)

STATE INCOME TAX EXPENSE (Note 10)                         16,000                   -                   -
                                                     ------------        ------------        ------------
INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM                                                   (511,108)              3,618            (553,938)
                                                     ------------        ------------        ------------
EXTRAORDINARY NET GAIN FROM DEBT
  DISCHARGE AND STEP-UP IN ASSETS
  FROM REORGANIZATION (Note 2)                                  -                   -           3,389,534
                                                     ------------        ------------        ------------
NET INCOME (LOSS)                                    $   (511,108)           $  3,618        $  2,835,596
                                                     ------------        ------------        ------------
                                                     ------------        ------------        ------------

               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                         SERACARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (CONTINUED)


                                                  Reorganized Company
                                               ------------------------
                                                                  February 6,
                                                                     1996
                                            Year Ended              through
                                           February 28,          February 29,
                                               1997                  1996
                                           ------------          ------------

EARNINGS (LOSS) PER COMMON SHARE (A)        $      (.20)          $     .00
                                            -----------         -----------
                                            -----------         -----------

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES               2 ,509,042           2,115,500
                                            -----------         -----------
                                            -----------         -----------



(A) The earnings (loss) per common share for the period March 1, 1995 through February 5, 1996 is not presented as the shares were determined on a different basis and therefore earnings (loss) per common share are not meaningful or comparative.

     See accompanying summary of accounting policies and notes to consolidated financial statements.

                         SERACARE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                           Preferred Stock                               Common Stock
                                                        --------------------               ----------------------------------------
                                                                                                                   Class B
                                                                                                           ----------------------
                                                         Shares       Amount      Shares       Amount       Shares        Amount
                                                       -----------  ----------  ----------   ----------  ------------  ------------

Balance, March 1, 1995                                     43,918      334,394           -   $        -     4,350,912    $    5,731
Net loss for period March 1, 1995 to
  February 5, 1996 before extinguishment
  of stockholders' equity                                       -            -           -            -             -             -
Extinguishment of stockholders' equity
  in connection with bankruptcy (Note 2)                  (43,918)    (334,394)          -            -    (4,350,912)       (5,731)
                                                       ----------   ----------  ----------   ----------    ----------    ----------

Balance, February 5, 1996                                       -            -           -            -             -             -
Common stock issued for:
  Conversion of debt (Note 6)                                   -            -     115,275          115             -             -
  Services (Note 6)                                             -            -     389,518          389             -             -
  Private placement (Note 6)                                    -            -   1,610,707        1,611             -             -

Net income for period February 6, 1996
  to February 29, 1996                                          -            -           -            -             -             -
                                                       ----------   ----------  ----------   ----------    ----------    ----------

Balance, February 29, 1996                                      -            -   2,115,500        2,115             -             -

Common stock issued or deemed to be issued for:
  Private placements, net of costs of $255,309 (Note 6)         -            -   1,653,333        1,653             -             -
  Conversion of debt (Note 6)                                   -            -     221,667          222             -             -
  Acquisition of plasma centers (Note 6)                        -            -     119,875          120             -             -
  Services (Note 6)                                             -            -      38,889           39             -             -
  Other                                                         -            -         123            -             -             -

Additional paid-in-capital relating to the implementation
  of accounting standards:
  Compensation expense related to non-employee
    stock options (Notes 6 and 8)                               -            -           -            -             -             -
  Issuance of options in conjunction with the
    original issue discount associated with
    the bridge loans (Note 4)                                   -            -           -            -             -             -

  Net loss for the year                                         -            -           -            -             -             -

                                                       ----------   ----------  ----------   ----------    ----------    ----------

Balance, February 28, 1997                                      -            -   4,149,387   $    4,149             -          $  -
                                                       ----------   ----------  ----------   ----------    ----------    ----------
                                                       ----------   ----------  ----------   ----------    ----------    ----------


                                                           Additional           Retained
                                                            Paid-In             Earnings
                                                             Capital           (Deficit)              Total
                                                         --------------      --------------      --------------

Balance, March 1, 1995                                    $  2,583,349       $  (5,759,070)      $  (2,835,596)
Net loss for period March 1, 1995 to
  February 5, 1996 before extinguishment
  of stockholders' equity                                                         (553,938)           (553,938)
Extinguishment of stockholders' equity
  in connection with bankruptcy (Note 2)                    (2,583,349)          6,313,008           3,389,534
                                                          ------------        ------------        ------------

Balance, February 5, 1996                                            -                   -                   -
Common stock issued for:
  Conversion of debt (Note 6)                                   77,789                   -              77,904
  Services (Note 6)                                            171,393                   -             171,782
  Private placement (Note 6)                                   961,489                   -             963,100

Net income for period February 6, 1996
  to February 29, 1996                                               -               3,618               3,618
                                                          ------------        ------------        ------------

Balance, February 29, 1996                                   1,210,671               3,618           1,216,404

Common stock issued or deemed to be issued for:
  Private placements, net of costs of $255,309 (Note 6)      2,223,038                   -           2,224,691
  Conversion of debt (Note 6)                                  332,278                   -             332,500
  Acquisition of plasma centers (Note 6)                       179,693                   -             179,813
  Services (Note 6)                                             58,294                   -              58,333
  Other                                                              -                   -                   -

Additional paid-in-capital relating to the implementation
  of accounting standards:
  Compensation expense related to non-employee
  stock options (Notes 6 and 8)                                 78,980                   -              78,980
  Issuance of options in conjunction with the
  original issue discount associated with
  the bridge loans (Note 4)                                    100,000                   -             100,000

  Net loss for the year                                              -            (511,108)           (511,108)
                                                          ------------        ------------        ------------

Balance, February 28, 1997                                $  4,182,954        $   (507,490)       $  3,679,613
                                                          ------------        ------------        ------------
                                                          ------------        ------------        ------------

                See accompanying summary of accounting policies
                 and notes to consolidated financial statements.

                         SERACARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Reorganized Company            Predecessor Company
                                                           --------------------------------------------------------
                                                                                February 6,           March 1
                                                                                   1996                1995
                                                            Year Ended            through             through
                                                           February 28,        February 29,         February 5,
INCREASE (DECREASE) IN CASH                                    1997                1996                1996
                                                           ------------        ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                        $  (511,108)        $     3,618         $ 2,835,596
  Adjustments to reconcile net income
    (loss) to cash provided by (used in)
    operating activities:
     Extraordinary gain from:
      Debt discharge (Note 2)                                        -                   -          (2,584,496)
      Step-up in assets from reorganization
       (Note 2)                                                      -                   -            (805,038)
    Depreciation and amortization                              185,560               3,236              77,058
    Non-cash interest expense                                  100,000                   -                   -
    Write-down of land                                               -                   -              26,285
    Non-cash general and administrative
     expenses                                                   78,980                   -                   -
    Issuance of common stock in exchange
     for services                                               58,333                   -                   -
    (Increase) decrease from changes in:
      Accounts receivable                                       (7,911)             98,081            (119,052)
      Inventory                                                (62,746)             58,532              96,308
      Prepaid expenses and other
       current assets                                          (25,475)              3,988              13,604
      Other assets                                            (133,299)                  -               8,819
      Accounts payable                                        (122,345)           (272,269)            209,856
      Accrued payroll and related expenses                      50,152             (11,822)            (47,124)
      Accrued expenses                                        (355,450)            (21,608)            585,948
                                                          ------------        ------------        ------------

Net cash provided by (used in)
    operating activities                                      (745,309)           (138,244)            297,764
                                                          ------------        ------------        ------------

                         SERACARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


                                                                 Reorganized Company            Predecessor Company
                                                           --------------------------------------------------------
                                                                                February 6,           March 1
                                                                                   1996                1995
                                                            Year Ended            through             through
                                                           February 28,        February 29,         February 5,
INCREASE (DECREASE) IN CASH                                    1997                1996                1996
                                                           ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                         (861,079)             (2,096)            (19,565)
  Additions to FDA licenses                                   (297,995)                  -                   -
  Additions to donor base and records                         (214,008)                  -                   -
  Purchase of goodwill                                        (176,838)                  -                   -
  Cash acquired in non-cash acquisitions                        19,860                   -                   -
  Additions to other intangibles                               (54,341)                  -                   -
                                                          ------------        ------------        ------------

Net cash used in investing activities                       (1,584,401)             (2,096)            (19,565)
                                                          ------------        ------------        ------------

Cash flows from financing activities
  Proceeds from long-term debt                                  45,000                   -                   -
  Repayment of long-term debt                                 (384,158)                  -            (625,000)
  Net proceeds from private placements                       2,224,691                   -             963,100
  Payments on redemption of preferred
  stock                                                       (122,222)                  -                   -
  Proceeds from bridge loans - officers
  and directors                                                650,000
  Repayments on bridge loans - officers
  and directors                                               (120,000)                  -                   -
                                                          ------------        ------------        ------------

Net cash provided by financing activities                    2,293,311                   -             338,100
                                                          ------------        ------------        ------------

                         SERACARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                      Reorganized Company    Predecessor Company
                                  ----------------------------------------------
                                                  February 6,       March 1
                                                     1996            1995
                                   Year Ended       through         through
                                  February 28,   February 29,     February 5,
INCREASE (DECREASE) IN CASH           1997           1996            1996
                                  ------------   ------------    ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                (36,399)      (140,340)         616,299

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                 580,476        720,816          104,517
                                 ------------   ------------     ------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                    $  544,077     $  580,476       $  720,816
                                 ------------   ------------     ------------
                                 ------------   ------------     ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

(a) Cash paid for:
      Interest                     $  212,367     $        -       $        -
      State income taxes           $    8,500     $        -       $        -

(b) Non-cash transactions:

     On July 2, 1996, the Company acquired the assets of Silver State Plasma Center in exchange for a $300,000 note payable and $500,000 in cash (Note 1).

     On July 9, 1996, the Company acquired BHM Labs, Inc. in exchange for 3,600 shares of the Company's Series A Redeemable Preferred Stock (Notes 1 and 6).

     On September 3, 1996, the Company acquired the assets and rights of two plasma centers in exchange for shares of common stock currently estimated at 119,875 (Notes 1 and 6).

     During 1996, the Company converted $332,500 of its notes payable to officers and directors to 221,667 shares of common stock and warrants, which was in connection with the private placements. (Notes 4 and 6).

                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                         SERACARE, INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

ORGANIZATION

SeraCare, Inc. (formerly American Blood Institute, Inc.) (the "Company"), a Delaware corporation, was formed on November 8, 1991. The business of the Company is currently carried out through its wholly-owned subsidiaries AVRE, Inc., a Nevada corporation, BHM Labs, Inc., an Arkansas corporation, Binary Associates, Inc., a Colorado corporation, and SeraCare Acquisitions, Inc., a Nevada corporation.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION

The Company recognizes revenues upon shipment of plasma. The Company generally sells its plasma to fractionators under long-term contracts. A fractionator is a company that manufactures pharmaceutical and diagnostic products by processing the raw source plasma into a variety of derivative products.

INVENTORY

Inventory, which primarily consists of blood plasma collected from donors, is valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated using the straight line method over the estimated useful lives of five to ten years. Leasehold improvements are recorded at cost and are amortized using the straight- line method, over the lesser of the estimated useful lives of the property or the lease term not to exceed ten years.

INCOME TAXES

The Company accounts for income taxes by using the asset and liability method for financial accounting and reporting of deferred income taxes. This method provides for recognition of deferred tax assets in the current period for the future benefit of net operating loss carryforwards and items for which expenses have been recognized for financial statement purposes but will be deductible for income tax purposes in future periods. A valuation allowance is recognized if management cannot determine it is more likely than not that some portion or all of the deferred tax asset will be realized.

                         SERACARE, INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES
                                   (CONTINUED)

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

Under the principles of "fresh-start" reporting, the Company allocated total reorganization value among identifiable tangible and intangible assets on the basis of their estimated fair values. The remaining amount is classified as reorganization value in excess of amounts allocable to identifiable assets and is being amortized over twenty years. The Company evaluates and assesses the overall recoverability of this asset by determining if the unamortized balance can be recovered through undiscounted future operating cash flows.

FDA LICENSES

Food and Drug Administration ("FDA") licenses which are required to operate a plasma center, are assigned a value based on either the fair market value of acquiring a FDA license or the incremental costs incurred during the FDA approval process, not to exceed the fair market value. Costs incurred during this process consist of salaries, occupancy costs, and other related expenses. The value assigned to an FDA license acquired in a business combination is $150,000, which approximates fair market value. The Company evaluates and assesses the overall recoverability of an FDA license by determining if the unamortized balance can be recovered through undiscounted future operating cash flows. Management believes that as long as the Company continues to demonstrate compliance, an FDA license has an unlimited useful life. Accordingly, the FDA licenses are being amortized using the straight-line method over forty years.

DONOR BASE AND RECORDS

Donor base and records arise from business combinations or from the costs incurred in establishing a donor base and records of a new center. These costs consist of incremental salaries, occupancy costs, and other related expenses incurred during the pre-licensing period. The value assigned to the donor base and records acquired in a business combination is $100,000, which approximates fair market value. The value assigned to donor base and records established by the Company is valued at the costs incurred,

                         SERACARE, INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES
                                   (CONTINUED)

DONOR BASE AND RECORDS (CONTINUED)

not to exceed the fair market value. The Company evaluates and assesses the overall recoverability of donor base and records by determining if the unamortized balance can be recovered through undiscounted future operating cash flows. Donor base and records are being amortized using the straight-line method over an estimated useful life of twenty years.

GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired and is amortized using the straight-line method over a period of twenty years. The Company assesses the recoverability of its goodwill periodically by evaluating the expected future cash flows (undiscounted) for individual centers to determine whether they are sufficient to support recorded goodwill. If undiscounted cash flows are not sufficient to support the recorded asset, an impairment loss is recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the center.

START-UP COSTS

Start-up costs of $46,145 were included in other assets at February 28, 1997. These costs represent one-time, non-recurring expenditures directly related to and incurred during the start-up phase of the opening of the Company's newly established centers. Start-up costs consist primarily of direct labor and overhead associated with the start-up phase. The start-up costs are being amortized on a straight-line basis over a period not to exceed three years. Recoverability of these costs are assessed on an on-going basis.

EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share has been computed based on the weighted average number of common and common equivalent shares outstanding, including shares to be issued. Common equivalent shares, representing the common shares that would be issued on exercise of outstanding stock options and warrants reduced by the number of shares which could be purchased from the related exercise proceeds, are not included since their effect would be anti-dilutive or not material.

                         SERACARE, INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES
                                   (CONTINUED)

STOCK-BASED COMPENSATION

As of March 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. In accordance with SFAS 123, the Company has chosen to continue to account for employee stock-based compensation utilizing the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

Also, in accordance with SFAS 123, the Company has provided footnote disclosure with respect to stock-based employee compensation. The cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the service period. The value of the stock based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF LONG-TERM DEBT

The fair value of the Company's long-term debt, which approximates the carrying value is estimated based on the quoted market prices for the same or similar issues.

RECLASSIFICATIONS

Certain reclassifications have been made to conform the prior period amounts to the current year presentation.

                         SERACARE, INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES
                                   (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125) issued by the Financial Accounting Standards Board (FASB) is effective for financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The new standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company does not expect adoption to have a material effect on its financial position or results of operations.

Statements of Financial Standards No. 128, "Earnings Per Share" (SFAS 128) is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) on the face of the statement of operations. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement also requires restatement of all prior-period EPS data presented. The Company has not determined the effect on its EPS from the adoption of this statement.

                         SERACARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS OPERATIONS

GENERAL

The Company was initially engaged in the business of whole blood collection and distribution. After significant and accelerating losses, it changed the focus of the business from whole blood to plasma collection and distribution. The Company currently collects and sells source plasma and two hyperimmune plasmas. On October 4, 1993, the Company acquired 100% of the outstanding common shares of AVRE, Inc. and Binary Associates, Inc., which owned and operated six plasma collection centers. On January 7, 1994, the Company and its subsidiaries filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The restructuring plan which was implemented encompassed the following actions: renegotiating all plasma sales contracts to fractionators; developing marketing strategies including demographic studies and donor pricing analyses for each of its six plasma centers; reorganizing the management structure of the Company by moving the headquarters to Los Angeles, discontinuing regional manager positions and changing three of the six center managers; obtaining Quality Plasma Program ("QPP") certification from the American Blood Resources Association for all six centers; and establishing consistent strategies, policies and procedures in order to compete in the emerging plasma industry. The Company emerged from Chapter 11 effective February 6, 1996. During fiscal 1997, the Company acquired additional centers and started new centers. At February 28, 1997, the Company was operating eleven plasma collection centers, three centers of which were operating under reference numbers from the FDA pending approval of license applications. The plasma centers currently operated by the Company are operative under the tradename "SeraCare". The name "SeraCare" is registered with the United States Patent and Trademark Office.

ACQUISITIONS

On July 2, 1996, the Company acquired the operating assets and licenses of Silver State Plasma Center in Las Vegas, Nevada for a purchase price of $800,000, which was composed of $500,000 in cash and $300,000 in a three year note payable with interest accruing at eight percent (Note 5).

                         SeraCare, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)

1.   BUSINESS OPERATIONS (CONTINUED)

ACQUISITIONS (CONTINUED)

On July 9, 1996, the Company acquired BHM Labs, Inc., which owns and operates a plasma collection center in Ft. Smith, Arkansas in exchange for 3,600 shares of the Company's Series A Redeemable Preferred Stock. The Company determined the purchase price was approximately $490,800 based on the redemption value of the preferred stock (Note 7).

On September 2, 1996, the Company acquired all assets, rights and lease commitments to two plasma centers in exchange of common stock. The purchase price was based on the Company issuing 175,000 shares of its common stock within fifteen days of the date when both the centers process their first donors. However, the agreement contained a provision which adjusted the 175,000 shares of common stock depending on certain performance based criteria. At February 28, 1997, the Company determined that the estimated shares to be issued under this agreement would be 119,875 and has reflected such amount in the financial statements. The Company valued this transaction at $179,813, which was based on the fair market value of the stock at the date of acquisition. The agreement also includes contingent consideration of a maximum of 125,000 shares of the Company's common stock if certain performance based criteria are satisfied. At February 28, 1997, the performance requirements had not been satisfied and management could not reasonably determine if the requirements would be met in the future.

All acquisitions were accounted for using the purchase method of accounting. Accordingly, the results of operations are reported as of the dates of acquisition. The purchase price has been allocated to the net assets acquired based upon fair market values at the date of acquisition. The excess purchase price over the net assets acquired was recorded as goodwill and is being amortized over twenty years.

The unaudited proforma results of operations, assuming the acquisitions occurred as of the beginning of the respective period for revenue, net income (loss) and loss per share, is as follows:

                                               For the period    For the period
                                                 February 6,      March 1, 1995
                                  Year Ended       through           through
                                 February 28,   February 29,       February 5,
                                     1997           1996              1996
                                 ------------  --------------    --------------

Revenue                          $  7,334,779    $   642,562     $  8,046,295
Net income (loss)                    (483,008)         9,139        2,914,253
Loss per share                           (.21)           .00               -

For the period March 1, 1995 through February 5, 1996 the earnings (loss) per common share is not presented as the number of common shares outstanding were determined on a different basis and therefore earnings (loss) per common share is not meaningful or comparative.

                         SeraCare, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)

2.   REORGANIZATION AND BASIS OF REPORTING

On January 4, 1994, the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company confirmed a plan of reorganization (the "Plan") with the U.S. Bankruptcy Court for the Central District of California (the "Bankruptcy Court") on January 24, 1996 ("the Petition Date"). The Company emerged from bankruptcy on February 6, 1996 (the "Effective Date"). Pursuant to the Plan:

     (i) The Company obtained $1.2 million in Debtor Notes financing which was fully subscribed on the Effective Date;

     (ii) Class 1 priority claims (unsecured) were entitled to full payment equal to the amount of the allowed claim;

     (iii) Class 2 secured claim of CVD Financial was satisfied in the amount of $1,775,000 as follows: (a) a cash repayment of $625,000 on the Effective Date (b) the balance of $1,150,000, interest at 14% payable monthly, with principal payable quarterly at $82,142 over three and one-half years;

     (iv) Class 3 allowed claims of Unsecured Creditors were settled as follows: (a) $.10 cash for each dollar claim up to a maximum of $200,000 in total, (b) a pro rata share of 10,000 shares of common stock of the Reorganized Company, and (c) 50% of any net affirmative preference payment recoveries received from debtors.

     (v) Class 4 allowed claims of Unsecured Note Holders were settled through the issuance of 105,275 shares of common stock of the reorganized Company;

     (vi) Class 5 and 6 allowed claims of the unsecured creditors of two wholly-owned subsidiaries received $.80 for each claim dollar;

     (vii) All preferred and common equity interests of the Company on the Effective Date were deemed canceled, annulled and terminated, and any such holders of such interests received no distributions;

     (viii) The Company retained full interest in the two wholly-owned subsidiaries.

                         SeraCare, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)

2.   REORGANIZATION AND BASIS OF REPORTING (CONTINUED)

The financial statements as of and for the period ended February 29, 1996 reflect the Company's emergence from Chapter 11 and were prepared according to the principles of fresh-start accounting contained in the provisions of American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). As a result of the implementation of "fresh-start" accounting, the Company's financial statements as of and for the period ended February 29, 1996 are not comparable to the Company's financial statements of prior periods. Therefore, financial statements for the "Reorganized Company" have been separately identified from those of the "Predecessor Company".

Reorganization value approximates fair value of the entity before considering liabilities and approximates the amount a buyer would pay for the assets of the Company after the reorganization.

The total reorganization value assigned to the Company's assets was based on the $1.2 million debtor note financing which was converted into common stock which represented 76.2% of the total common stock shares issued pursuant to the Company's Plan of Reorganization. These convertible debtor notes have were used as the basis for determining the net worth of the Company at the Effective Date. The excess of the reorganization value over the value of the identifiable assets is reported as "Reorganization Value in Excess of Amount Allocable to Identifiable Assets" and is being amortized over twenty years. Under the principles of "fresh-start" accounting, the Company's total assets were recorded at this assumed reorganization value, with the reorganization value allocated to identifiable tangible and intangible assets on the basis of their estimated fair value. In addition, the Company's accumulated deficit was eliminated.

                         SeraCare, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)

2.   REORGANIZATION AND BASIS OF REPORTING (CONTINUED)

The effect of the reorganization and the implementation of "fresh-start" accounting on the Company's balance sheet as of February 5, 1996 was as follows:


                                          Pre-Fresh
                                        Start Balance                           Fresh-Start
                                            Sheet          Reorganization      Balance Sheet
                                         February 5,        of fair value       February 6,
                                            1996           Adjustments(A)          1996
                                        ----------         --------------      --------------

Cash                                    $  322,716          $  398,100          $  720,816

Accounts receivable, net                   297,943                   -             297,943

Inventories                                338,290                   -             338,290

Prepaid expenses and other
  current assets                            37,560                   -              37,560

Property, equipment and
  improvements, net                         70,606                   -              70,606

Land available for sale                     25,000                   -              25,000

FDA license                                      -             900,000             900,000

Donor base and records                           -             600,000             600,000

Excess of cost over net assets
  acquired , net of accumulated
  amortization                             788,403            (788,403)                  -

Reorganization value in excess
  of amounts allocated to
  identifiable assets                            -           1,035,127           1,035,127

Other assets                                17,640                   -              17,640
                                      ------------        ------------        ------------

Total assets                           $ 1,898,158         $ 2,144,824         $ 4,042,982
                                      ------------        ------------        ------------
                                      ------------        ------------        ------------




                         SeraCare, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)

2.  REORGANIZATION AND BASIS OF REPORTING (CONTINUED)

                                         Pre-Fresh
                                       Start Balance                            Fresh-Start
                                           Sheet          Reorganization       Balance Sheet
                                        February 5,        of fair value        February 6,
                                           1996           Adjustments(A)           1996
                                      --------------      --------------      --------------

Accounts payable and accrued
  expenses pre-petition               $  1,761,071        $ (1,761,071)       $          -

Accounts payable                           996,220                   -             996,220

Accrued expenses                           556,976              60,000             616,976

Short-term notes payable                   587,189            (587,189)                  -

Long-term debt                           1,386,236            (236,236)          1,150,000

Series A preferred stock                   334,394            (334,394)                  -

Common stock - Class A                       5,731              (3,616)              2,115

Paid-in capital                          2,583,349          (1,305,678)          1,277,671

Accumulated deficit                     (6,313,008)          6,313,008                   -
                                      ------------        ------------        ------------


Total liabilities and stockholders'
  equity                              $  1,898,158        $  2,144,824        $  4,042,982
                                      ------------        ------------        ------------
                                      ------------        ------------        ------------



(A) To record the transactions applicable to the reorganization as outlined in the above footnote, eliminate the accumulated deficit balance and record the adjustments to state assets and liabilities at fair value in accordance with SOP 90-7.

                         SeraCare, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


2.   REORGANIZATION AND BASIS OF REPORTING (CONTINUED)

Operating results in the accompanying consolidated statements of operations include a charge for professional fees attributable to implementation of the Plan of Reorganization of $491,877 and $2,500 for the period March 1, 1995 through February 5, 1996 and the period February 6, 1996 through February 29, 1996, respectively. The period March 1, 1995 through February 5, 1996 also includes a net gain of $805,038 which resulted from the utilization of the "Fresh Start" accounting treatments afforded in accordance with SOP 90-7, i.e. adjusted the net assets to fair value.

The period March 1, 1995 through February 5, 1996 also includes an extraordinary net gain of $2,584,496 from the debt discharge resulting from implementing the Plan of Reorganization.

3.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                                        Reorganized Company
                                                  ------------------------------
                                                  February 28,      February 29,
                                                      1997              1996
                                                  ------------      ------------
Furniture and equipment                           $  288,738     $   44,797
Leasehold improvements                               408,747         27,905
Construction-in-process                              250,760              -
                                                  ----------     ----------

                                                     948,245         72,702
Less: accumulated depreciation and amortization       58,092            862
                                                  ----------     ----------

Property and equipment, net                       $  890,153     $   71,840
                                                  ----------     ----------
                                                  ----------     ----------

Depreciation and amortization expense on property and equipment was $57,230, $862 and $10,566 for the year ended February 28, 1997, and for the periods ended February 29 and February 5, 1996, respectively.

As of February 28, 1997, the estimated cost to complete construction-in-progress was approximately $70,000.

                         SeraCare, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)

4.   BRIDGE LOANS FROM RELATED PARTIES

In conjunction with the acquisition of Silver State Plasma Products, the Company entered into agreements with related parties, which were approved by the Board of Directors, and which provided for bridge loans of $550,000, due upon demand. The bridge loans are secured by all of the assets of SeraCare's consolidated operations which are not pledged to CVD Financial and by a second position behind CVD Financial on those assets which secure the CVD Financial loan (See
Note 5). The loans accrue interest at twelve percent per annum. In connection with the bridge loans, the Company granted three year options to purchase 150,000 shares of common stock at an exercise price of $1.00. In accordance with Accounting Principles Board Opinion #14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants," the Company calculated $100,000 as the value (original issue discount) of the options issued in conjunction with the bridge loans, which estimated fair market value of these options at the date of issue. The original issue discount was amortized to interest expense. The original issue discount was fully amortized at February 28, 1997. During the year ended February 28, 1997, the bridge loan holders converted $332,500 of debt to equity in the private placements. The holders received 221,667 shares of common stock and warrants to purchase 112,500 shares of common stock at a exercise price at $2.75. The outstanding balance at February 28, 1997 was $197,500, which is due upon demand. On February 21, 1997, the Company entered into an agreement with a related party which provided for $100,000 in short-term financing. This balance was fully repaid as of February 28, 1997.

5.   LONG-TERM DEBT

CVD FINANCIAL CORPORATION

Effective February 5, 1996 and in conjunction with the Plan of Reorganization approved by the Bankruptcy Court, SeraCare agreed to an Amended and Restated Loan Agreement with CVD Financial Corporation. This loan is secured by all the assets of SeraCare, Inc. and its two wholly-owned subsidiaries, AVRE, Inc. and Binary Associates, Inc. The principal amount of the loan on the effective date was $1,150,000 with interest at 14% per annum payable monthly and principal payable quarterly. The first principal payment was due May 1, 1996 and the final interest and principal payment is due on August 1, 1999. The Agreement requires the Company to meet certain covenants, including various financial ratios. Under the terms of the Agreement, the Company may not declare or pay any cash dividends. At February 28, 1997, the Company was in compliance with all covenants. At February 28, 1997, the outstanding balance of this loan was $821,432.

SILVER STATE PLASMA PRODUCTS, INC.

On July 2, 1996, the Company acquired the operating assets and licenses of Silver State Plasma Center in Las Vegas, Nevada from Silver State Plasma Products, Inc. for $500,000 in cash and $300,000 in a note payable. The note payable accrues interest at 8%. Principal and interest payments are due monthly through August 1999. The note payable is secured by all the assets acquired in the Silver State Plasma Center acquisition. The outstanding balance of the note payable at February 28, 1997, was $247,328.

                         SeraCare, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)

5.   LONG-TERM DEBT (CONTINUED)

KIER CORPORATION

On September 2, 1996, the Company assumed a $45,000 note payable to The Kier Corporation, a lessor, in conjunction with the Company's acquisition of the rights to the Clearfield, Utah plasma collection center. The note payable accrues interest at 10.5% and is payable in monthly installments of $967. These monthly installments have been added to the base rental payments and are paid monthly over a 5 year period. The first monthly installment of interest and principal commenced on October 20, 1996 and the final installment is due on September 20, 2001. If the lease is terminated or the Company defaults on the lease, the remainder of the loan is due in full immediately. At February 28, 1997, the outstanding balance on the note payable was $42,082.

Future minimum payments to be made, as of February 28, 1997:

       Fiscal year ended                                   Amount
       -----------------                                   ------

               1998                                      $432,358
               1999                                       441,316
               2000                                       220,305
               2001                                        10,324
               2002                                         6,539
                                                       ----------

                                                        1,110,842

      Less current portion                                432,358
                                                       ----------

                                                       $  678,484
                                                       ----------
                                                       ----------

6.   STOCKHOLDERS' EQUITY

COMMON STOCK

As discussed in Note 1, all preferred and common stock equity interests issued prior to the Effective Date of the Reorganization have been extinguished. The new authorized capital stock of the company consists of 25,000,000 shares of Common Stock, par value $.001 per share, and 25,000,000 shares of Preferred Stock, par value $.001 per share.

                         SeraCare, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)

6.   STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK (CONTINUED)

Under the terms of a Private Placement Memorandum ("PPM") dated December 14, 1995, and as a result of the success of that offering, the Company received net proceeds of $963,100 through the issuance of Convertible Debtor Notes. As of February 29, 1996 the net proceeds had been received by the Company and 100% of the Debtor Notes had been converted to shares of common stock totaling 1,610,707 outstanding shares. Additionally, the Company issued 200,023 shares of common stock as finders fees and compensation for services provided by various parties in connection with the PPM.

In conjunction with the implementation of the Plan, unsecured Note Holders were issued 105,275 common shares and unsecured creditors were issued 10,000 common shares as discussed in Note 2. These shares have been reflected in the financial statements as of February 29, 1996.

Also reflected as of February 29, 1996 was 189,495 shares of common stock, which were issued to current and previous management in conjunction with the Plan.

On October 23, 1996, the Company completed the private placement offering dated June 1, 1996 and received net proceeds of $1,023,291. The net proceeds consisted of $1,047,500 in cash, and $227,500 in debt conversion, less $251,709 of related offering costs and expenses. In connection with this offering the Company issued 850,000 shares of its common stock. The offering also included Series A warrants to purchase 425,000 shares of common stock at an exercise price of $2.75 per share expiring on the earlier of six years from date of issuance or three years from effective date of the initial registration statement, discussed under Series A Warrants below. The proceeds of this offering were used to finance the expansion program of the Company and for working capital.

During the period October 1, 1996 through February 28, 1997, the Company completed multiple closings related to the private placement offering dated October 1, 1996 and received net proceeds of $1,533,900. The net proceeds consisted of $1,432,500 in cash and $105,000 in debt conversion, less $3,600 of related offering costs and expenses. In connection with this offering the Company issued 1,025,000 shares of its common stock. The offering also included Series A warrants to purchase 662,500 shares of common stock at an exercise price of $2.75 per share expiring on the earlier of six years from date of issuance or three years from effective date of the initial registration statement, discussed under Series A Warrants below. Certain of the share certificates related to this private placement, had not been issued as of February 28, 1997, however the financial statements have been prepared on the basis that all shares are deemed issued and outstanding as of February 28, 1997. During the October 1, 1996 private placement, two directors and an officer purchased 360,000 shares of the Company's common stock and Series A Warrants to purchase 180,000 shares of common stock for cash of $540,000. In conjunction with both the June 1, 1996 and October 1, 1996 private placements, two directors who were also bridge loan holders converted $332,500 of bridge loans into 221,667 shares of the Company's common stock and Series A Warrants to purchase 112,500 shares of common stock (see Note 4).

                           SeraCare, Inc. and Subsidiaries

                      Notes to Consolidated Financial Statements
                                     (Continued)


6.  STOCKHOLDERS' EQUITY (Continued)

COMMON STOCK (Continued)

On September 2, 1996, the Company entered into an agreement to acquire the assets and rights to two plasma centers in exchange of common stock. The purchase price was based on the Company issuing 175,000 shares of common stock within fifteen days of the date when both the centers process their first donors. A provision exists in the agreement which adjusts the 175,000 shares of common stock depending on certain performance based criteria. As of February 28, 1997, the Company has estimated that 119,875 shares will be issued, however such shares had not been issued. The financial statements have been prepared on the basis that all such shares are deemed issued and outstanding. The actual shares will be determined upon the final settlement. The Company has valued this transaction at $179,813, which is based on the fair market value of the stock at the date of acquisition. The agreement also includes contingent consideration of a maximum of 125,000 shares of common stock of the Company, which is based on certain earnings performance criteria. Management cannot reasonably determine if the performance will be met in the future.

On September 2, 1996, the Company entered into a contract for services whereby the contractor could be paid in cash or 38,889 shares of common stock for services rendered. During the period, the Company recorded an expense of $58,333 to reflect the value of the services rendered. As of February 28, 1997, the contractor elected to receive the 38,889 shares of common stock. Although the shares had not been issued, the financial statements have been prepared on the basis that the shares are deemed issued and outstanding.

The Company granted 50,000 options during fiscal 1997 to an outside director.
As a result, the Company recorded non-cash compensation expense related to these options of $78,980, which is classified as non-cash general and administrative expenses relating to the implementation of an accounting standard on the Consolidated Statement of Operations (Note 8).

SERIES A WARRANTS

Series A Warrants were issued in connection with the two private placements offered during the year. Each warrant allows the holder to purchase one share of common stock of the Company exercisable at $2.75. The Series A Warrants are exercisable immediately and will terminate on the earlier of six years from the date of issuance or three years from the date of the initial effectiveness of the "Initial Registration Statement" under Securities Act of 1933. The Initial Registration Statement will register the

                           SeraCare, Inc. and Subsidiaries

                      Notes to Consolidated Financial Statements
                                     (Continued)


6.  STOCKHOLDERS' EQUITY (Continued)

SERIES A WARRANTS (Continued)

shares issued in conjunction with both private placements and the common stock underlying Series A Warrants. The Series A Warrants provide for adjustments consisting of a reduction of the exercise price of each Series A Warrant by $.10 upon the 270th day following the October 23, 1996 and for each subsequent month thereafter until the Company effectuates such registration. Such reduction shall be subject to a floor of $1.50. The Warrants are redeemable by the Company at $.01 per share, upon thirty days notice, if the common stock is publicly traded and the average of the closing price per share of the common stock for each of the twenty consecutive trading days immediately prior to the mailing of such notification and for each day thereafter until the redemption date shall have exceeded 133.3% of the then existing exercise price. No call for redemption shall be made unless the Company shall have an effective registration statement on file relating to the common stock issued in conjunction with the private placements and the common stock underlying Series A Warrants.

7.  SERIES A REDEEMABLE PREFERRED STOCK

On July 7, 1996, the Company acquired BHM Labs, Inc. in exchange for 3,600 shares of the Company's Series A Preferred Stock. The preferred stock is redeemable over three years, in 36 monthly installments with imputed interest at the rate of eight percent per annum starting June 1996. Upon receipt of each monthly payment, the holder shall deliver to the Company Series A Stock Certificates representing 1/36th (one hundred shares) of the preferred stock initially issued to the holder in connection with the acquisition. As of February 28, 1997, the holder redeemed 800 shares of the preferred stock for $122,222 in cash. The shares are redeemable at $183,336, $183,336 and $61,106 during 1998, 1999 and 2000, respectively.

8.  STOCK OPTIONS AND WARRANTS

The Company has entered into various employment and consulting agreements with officers and directors of the Company. As part of the agreements the officers and directors were granted stock options as follows:

    The president and chief executive officer of the Company was granted an option to purchase 100,000 shares of common stock of the Company for the price of $1.00 per share, which was greater than the fair market value at the date of grant. These options became fully vested upon execution of the agreement in February 1996 and are exercisable until January 2001.

                           SeraCare, Inc. and Subsidiaries

                      Notes to Consolidated Financial Statements
                                     (Continued)


8.  STOCK OPTIONS AND WARRANTS(Continued)

    Additionally the president and chief executive officer was granted the following options, which became fully vested during fiscal year 1997 and are exercisable for a period of five years from the vesting date, unless noted otherwise. The following options were granted at or above fair market value at the time of grant, except for (3) below.

         (1) Option to purchase 56,147 shares of common stock of the Company for the price of $1.25 per share. The options became fully vested in October 1996.

         (2) During fiscal year 1996, the Company granted options to purchase 150,000 shares of common stock of the Company for the price ranging from $1.00 to $3.00 per share. These options became fully vested in January 1997.

         (3)  In conjunction with the Bridge loans made to the Company (see
         Note 4), the Company granted options to purchase 130,000 shares of common stock of the Company for the price of $1.00 per share. These options were fully vested on the date granted, and are exercisable for a period of three years from the vesting date.

    In conjunction with the Plan, the Vice President of Finance and Vice President of Operations were granted options to purchase 42,110 and 28,073 shares of common stock of the Company, respectively. The option purchase price of the options related to the Vice President of Operations is a mean price between $.74 and the weighted average, as defined in the agreement. The options related to the Vice President of Finance became fully vested in October 1996 at an option price set at $1.25 per share. These options are exercisable for a period of five years from the vesting date. The options related to the Vice President of Operations vest one-third each year over a three year period beginning in January 1997 and vest only if the Company achieves certain projected operating results as defined in the agreement.

    In March 1996 and July 1996, a director was granted 30,000 options and 20,000 options, respectively, to purchase shares of common stock of the
    Company at an exercise price of $1.50 and $1.00, respectively.   These
    options were fully vested at the granting date and are exercisable for a period of three years.

    In March 1996, another director was granted 15,000 options to purchase shares of common stock of the Company at an exercise price of $1.50. These options were fully vested at the granting date and are exercisable for a period of three years.

                           SeraCare, Inc. and Subsidiaries

                      Notes to Consolidated Financial Statements
                                     (Continued)


8.  STOCK OPTIONS AND WARRANTS(Continued)

    In January 1997, a director was granted 50,000 options to purchase shares of common stock of the Company for the price of $1.50. These options were granted at a price below market, and the Company recorded compensation expense of $78,980 in the consolidated statement of operations. These options became fully vested at the granting date and are exercisable for a period of three years.

    All options granted during the year ended February 28, 1997 and for the period February 6, 1996 through February 29, 1996 were outstanding at February 28, 1997. All options issued prior to February 6, 1996 were canceled or terminated in connection with the Plan.

In connection with the private placements, the Company issued Series A Warrants to purchase 1,087,500 shares of common stock at an exercise price of $2.75 (See
Note 6).

Information relating to stock options and warrants at February 28, 1997 summarized by exercise price are as follows:




                              Outstanding                              Exercisable
                 ---------------------------------------------  ---------------------------
                                       Weighted Average                Weighted Average
Exercise Price                 -------------------------------  ---------------------------
   Per Share            Shares     Life (Months)   Exercise Price     Shares     Exercise Price
--------------   ----------    -------------   --------------   ---------    --------------
    $1.00          300,000        39.8            $1.00          204,167       $ 1.00
    $1.25           98,257        46.0             1.25           32,752         1.25
    $1.50           95,000        29.8             1.50           45,417         1.50
    $2.00           50,000        59.0             2.00            4,167         2.00
    $2.75        1,087,500        69.2             2.75          252,083         2.75
    $3.00           50,000        59.0             3.00            4,167         3.00
                 ---------        ----            -----          -------       ------


                 1,680,757        59.1            $2.38          542,753       $ 1.89
                 ---------        ----            -----          -------       ------
                 ---------        ----            -----          -------       ------



The above schedule excludes the effects of options to purchase 28,073 shares of common stock of the Company, discussed above, because the exercise price is not fixed.

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the

                           SeraCare, Inc. and Subsidiaries

                      Notes to Consolidated Financial Statements
                                     (Continued)


8.  STOCK OPTIONS AND WARRANTS(Continued)

fair value at the grant dates consistent with the method prescribed by SFAS 123, the Company's net income (loss) and income (loss) per share for the year ended February 28, 1997 and for the period ended February 29, 1996 would have been changed as presented below:

                                                        For the period
                                  For the year           February 6,
                                    ended                  through
                                  February 28,           February 29,
                                     1997                   1996
                                  ------------          --------------
    Net income (loss)
      As reported                 $ (511,108)              $3,618
      Pro forma                   $ (575,108)               1,718

    Net loss per share
      As reported                 $     (.20)              $    -
      Pro forma                   $     (.23)              $    -


The earnings (loss) per common share for the period March 1, 1995 through February 5, 1996 was excluded as the shares were determined on a different basis and therefore earnings (loss) per common share are not meaningful or comparative.

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997; expected life of options of 3 through 5 years, expected volatility of 22%, risk-free interest rate of 6.2% and a 0% dividend yield. The weighted average fair value on the date of grants for options granted during 1997 approximated $.27 per option.

9.  LEASES

The Company is currently leasing its corporate office under a noncancelable lease agreement, which expires in May 1999.

The Company is also obligated under various lease agreements for 13 donor centers operated by the four wholly-owned subsidiaries. One donor center lease is a month-to-month agreement. The remaining leases expire at various dates ranging from November 1997 to September 2006.

                           SeraCare, Inc. and Subsidiaries

                      Notes to Consolidated Financial Statements
                                     (Continued)


9.  LEASES (Continued)

Future minimum rental obligations under the aforementioned lease agreements are as follows:

    Fiscal year ended        Amount
    -----------------        ------
           1998           $  406,797
           1999              361,128
           2000              274,587
           2001              223,500
           2002              157,963
           Thereafter        215,277
                          ----------
                          $1,639,252
                          ----------
                          ----------

Rent expense amounted to $319,751, $14,735 and $159,890 for the year ended February 28, 1997 and the periods ended February 29, 1996, and February 5, 1996, respectively.

10. INCOME TAXES

Provisions for income taxes included in the accompanying consolidated statements of operations consist of the following components:

                                            For the period    For the period
                             For the year     February 6,      March 1, 1995
                                ended           through          through
                             February 28,     February 29,      February 5,
                                1997             1996             1996
                             ------------   --------------    --------------
    Currently payable:
      State                  $     16,000   $            -    $            -
                             ------------   --------------    --------------

 Total income tax provision  $     16,000   $            -    $            -
                             ------------   --------------    --------------


The effective tax rate on loss before income taxes in fiscal 1997 differed from the federal statutory tax rate primarily due to the increase in the valuation allowance for deferred tax assets, except for state income tax expense of $16,000.

                           SeraCare, Inc. and Subsidiaries

                      Notes to Consolidated Financial Statements
                                     (Continued)

10. INCOME TAXES (Continued)

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. The tax effects of temporary differences for depreciation, amortization, and valuation allowances from current and prior periods and net operating loss carryforwards could give rise to the recording of deferred tax assets. The Company is unable to reasonably determine the amount of net operating loss carryforwards available to offset future taxable income. Furthermore, the Company was unable to determine whether it was more likely than not that the deferred tax assets would be realized, therefore a 100% valuation allowance was established.

11. COMMITMENTS

The Company has entered into various employment and consulting agreements with current and previous officers and directors of the Company. The following describes certain terms and obligations provided by the agreements entered into by the Company with such officers and directors:

    The Company is obligated to the president and chief executive officer to pay an annual base salary of $75,000 for a three year period beginning in February 1996. The salary under this agreement was increased to $170,000 during fiscal 1997. The salary is subject to quarterly adjustments with an annual increase of up to $10,000 in the event the Company achieves quarterly pre-tax earnings in excess of $100,000.

    The Company is obligated to the vice president of finance to pay an annual salary of $125,000 for a three year period beginning in February 1996. The salary is subject to quarterly adjustments with an annual increase of up to $10,000 in the event the Company achieves quarterly pre-tax earnings in excess of $100,000.

    The Company is obligated to the vice president of operations to pay an annual salary of $90,000 for a three year period beginning in February 1996. The salary is subject to quarterly adjustments with an annual increase of up to $10,000 in the event the Company achieves quarterly pre-tax earnings in excess of $100,000.

    The Company is obligated to the chief operating officer to pay an annual salary of $100,000 for a two and one-half year period beginning in September 1996. The salary is subject to quarterly adjustments with an annual increase of up to $10,000 in the event the Company achieves quarterly pre-tax earnings in excess of $100,000.

    The employment agreements also provide for a management bonus which will allocate on the basis of salaries, 10% of pre-tax earnings to management personnel in the event the Company achieves certain minimum annual pre-tax earnings, as defined in the agreements.

                           SeraCare, Inc. and Subsidiaries

                      Notes to Consolidated Financial Statements
                                     (Continued)


11. COMMITMENTS (Continued)

    The Company is obligated to a director of the Company to pay an annual consulting fee of $50,000 for a three year period beginning April 1996.

In February 1996, the Company entered into a termination agreement with the previous president and chief executive officer. Under the terms of the agreement, the Company paid the terminated officer $16,666 in two monthly installments of $8,333 in February and March of 1996 and was obligated to pay $50,000 in twelve installments of $4,167 beginning in February 1996. This termination agreement effectively cancels any previous employment agreements entered into between the Company and the terminated officer. The Company had satisfied this commitment in full as of February 28, 1997.

The Company has estimated costs to complete construction-in-progress of approximately $70,000 as of February 28, 1997.

12. CONCENTRATION OF CREDIT RISK, SIGNIFICANT CUSTOMERS AND SALES COMMITMENTS

The Company sells its only product, plasma, on credit primarily to fractionators in the health care industry. The plasma provides specialty antibody products that are used as the active ingredients in pharmaceutical products.

Plasma collection, storage, labeling and distribution activities are subject to strict regulation and licensing by the U.S. Food and Drug Administration ("FDA"). The Company's facilities are subject to periodic inspection by the FDA. Failure to comply or correct deficiencies with applicable laws or regulations could subject the Company to enforcement action, including product seizures, recalls, center or facility closure, license revocations and civil and criminal penalties, any one or more could have a material adverse effect on the Company's business.

Laws and regulations with similar substantive and enforcement provisions are also in effect in many of the states and municipalities where the Company does business. Any change in existing federal, state or municipal laws or regulations, or in the interpretation or enforcement thereof, or the promulgation of any additional laws or regulations could have an adverse effect on the Company's business.

The Company is required to obtain from each donor an informed consent regarding the donation procedure. Failure of the Company to obtain an adequate consent could have a material adverse effect on the Company.

                           SeraCare, Inc. and Subsidiaries

                      Notes to Consolidated Financial Statements
                                     (Continued)


12. CONCENTRATION OF CREDIT RISK, SIGNIFICANT CUSTOMERS AND SALES COMMITMENTS (Continued)

Approximately 83% and 13% of the net sales for the year ended February 28, 1997 were made to two customers. Three customers accounted for 100% of the net sales for the periods ended February 29, 1996 and February 5, 1996.

The Company is currently obligated to two significant customers under the terms of nine agreements relating to the eight donor centers whereby the Company has committed to sell substantially all of the plasma collected from those centers at various unit prices as specified in those agreements. The agreements expire at various dates through October 31, 1998 and may be terminated if the donor centers fail to comply with various FDA, QPP and customer initiated procedures.

The Company entered into a contract with one customer relating to five start-up facilities whereby the Company has committed to sell substantially all of the plasma collected from those centers at various unit prices specified in the agreement. The agreement expires January 31, 2000 and may be terminated if the donor centers fail to comply with various FDA, QPP and customer initiated procedures. These three centers are currently collecting plasma, however have not yet received either the required QPP certificate, FDA license, or both, necessary to begin selling the plasma.

13. SUBSEQUENT EVENTS

The Company has signed a lease for a plasma center in Savannah, Georgia and will begin remodeling in June 1997. The Company is in lease negotiations for two other locations.