Form 10QSB
period 1997-05-31
SERACARE INC
filed 1997-07-15
CIK 1016608

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                 FORM 10 - QSB

(X) QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1997

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934  (NO FEE REQUIRED)

For the transition period from ______________________ to ____________________.

Commission file number   0-21781
                       ----------------


                                 SERACARE, INC.
        --------------------------------------------------------------------
        (Exact name of Small Business Registrant as specified in its charter)

                 DELAWARE                                95-4343492
      -------------------------------               -------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)

    1925 CENTURY PARK EAST, SUITE 1970
          LOS ANGELES, CALIFORNIA                           90067
  ----------------------------------------                ---------
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number:  (310) 772-7777
                                ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    ( X ) Yes     (   ) No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ( X ) No ( )

As of June 17, 1997, the issuer had 4,034,465 shares of its common stock, $.001 par value issued and outstanding. Transitional Small Business Disclosure Format Yes___ No_X__.

                PART  I.  FINANCIAL INFORMATION
                -------------------------------

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS ARE PROVIDED AS FOLLOWS:

                                                                        PAGE
                                                                       NUMBER
          SERACARE, INC. AND SUBSIDIARIES
          CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED)

          Consolidated Balance Sheet as of May 31, 1997                  3

          Consolidated Statements of Operations -
             For the three months ended May 31, 1997 and
             For the three months ended May 31, 1996                     5

          Consolidated Statements of Cash Flows -
             For the three months ended May 31, 1997 and
             For the three months ended May 31, 1996                     6

            Notes to Consolidated Financial Statements                   8

                        SeraCare, Inc. and Subsidiaries
                          Consolidated Balance Sheet
                                  May 31, 1997
                                   (Unaudited)

ASSETS

CURRENT ASSETS
 Cash and cash equivalents                            $    77,360
 Accounts receivable                                      352,222
 Inventory                                                739,334
 Prepaid expenses and other current assets                 62,149
                                                       ----------
Total current assets                                    1,231,065
                                                       ----------
PROPERTY AND EQUIPMENT, net                             1,038,045
                                                       ----------
LAND AVAILABLE FOR SALE                                    25,000

FDA LICENSES, less accumulated amortization
 of $33,750                                             1,546,665

DONOR BASE AND RECORDS, less accumulated
 amortization of $44,999                                1,023,955

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCATED
 TO IDENTIFIABLE ASSETS, less accumulated amortization
 of $66,415                                               956,054

GOODWILL, less accumulated amortization of $28,227        889,695

OTHER ASSETS                                              159,422
                                                       ----------
                                                       $6,869,901
                                                       ----------
                                                       ----------


           See accompanying  notes to consolidated financial statements.

                        SeraCare, Inc. and Subsidiaries
                            Consolidated Balance Sheet
                                   May 31, 1997
                                   (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                      $  570,325
 Accrued payroll and related expenses                     166,928
 Accrued expenses                                         224,684
 Bridge loans from related parties (Note 3)               522,500
  Current portion of long-term debt                       432,358
  Customer advances (Note 4)                              492,507
                                                       ----------
Total current liabilities                               2,409,302
                                                       ----------
LONG-TERM DEBT                                            594,525
                                                       ----------
SERIES A REDEEMABLE PREFERRED STOCK, 2,500 issued
 and outstanding                                          350,740


STOCKHOLDERS' EQUITY
 Common stock, $.001 par value, 25,000,000 shares
  authorized; 4,149,387 (including 119,875 to be
  issued)  deemed issued and outstanding                    4,149
 Additional paid-in capital                             4,182,956
 Accumulated deficit since February 6, 1996              (671,771)
                                                       ----------
Total stockholders' equity                              3,515,334
                                                       ----------
                                                       $6,869,901
                                                       ----------
                                                       ----------



      See accompanying notes to consolidated financial statements.

                       SeraCare, Inc. and Subsidiaries
                     Consolidated Statement of Operations


                                                  For the Three Months ended
                                                             May 31,
                                                   ---------------------------
                                                       1997            1996
                                                   -------------   ------------
                                                   (Unaudited)      (Unaudited)

NET SALES                                           $  1,585,853   $  1,513,526
COST OF SALES                                          1,427,486      1,404,179
                                                    ------------   ------------
GROSS PROFIT                                             158,367        109,347
GENERAL AND ADMINISTRATIVE EXPENSES                      274,976        148,635
                                                    ------------   ------------
OPERATING  (LOSS)                                       (116,609)       (39,288)
 INTEREST EXPENSE                                         48,614         40,141
 OTHER EXPENSE (INCOME), NET                                (942)      (100,722)
                                                    ------------   ------------
NET INCOME (LOSS)                                    $  (164,281)      $ 21,293
                                                    ------------   ------------
                                                    ------------   ------------
EARNINGS (LOSS) PER COMMON SHARE (2)                 $      (.04)      $    .01
                                                    ------------   ------------
                                                    ------------   ------------
WEIGHTED AVERAGE NUMBER OF COMMON
 AND COMMON EQUIVALENT SHARES                          4,149,387      2,115,500
                                                    ------------   ------------
                                                    ------------   ------------


          See accompanying  notes to consolidated financial statements.

                      SeraCare, Inc. and Subsidiaries
                   Consolidated Statements of Cash Flows

                                                     For the Three Months ended
                                                              May 31,
                                                     --------------------------
                                                        1997              1996
                                                     -----------      ----------
INCREASE (DECREASE) IN CASH                          (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                   $  (164,281)     $  21,293
 Adjustments to reconcile net income
 (loss) to cash provided by (used in)
 operating activities:
 Depreciation and amortization                            64,826         27,511
 Changes in operating assets and liabilities:
 Accounts receivable                                    (115,651)      (164,118)
 Inventory                                              (396,830)        73,519
 Prepaid expenses and other
 current assets                                             (120)        14,152
 Other assets                                             (8,483)       (26,697)
 Accounts payable                                        (35,167)        (6,634)
 Accrued payroll and related expenses                    (11,067)       (18,387)
 Accrued expenses                                         62,215       (189,669)
                                                      ----------       --------
Net cash used in operating activities                   (604,558)      (269,030)
                                                      ----------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                    (170,034)       (21,988)
 Additions to FDA licenses                              (232,420)              -
 Additions to donor base and records                    (154,946)              -
                                                      ----------       --------
Net cash used in investing activities                   (557,400)       (21,988)
                                                      ----------       --------

                     SeraCare, Inc. and Subsidiaries
                   Consolidated Statements of Cash Flows
                                 (Continued)

                                                      For the Three Months ended
                                                               May 31,
                                                      --------------------------
                                                         1997           1996
                                                      -----------    -----------
INCREASE (DECREASE) IN CASH                           (Unaudited)    (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of long-term debt                              (83,959)      (82,143)
 Payments on redemption of preferred stock                (38,307)            -
 Proceeds from bridge loans - officers                    325,000             -
 Customer advances                                        492,507             -
                                                       ----------       --------
Net cash provided by (used in) financing activities       695,241       (82,143)
                                                       ----------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (466,717)     (373,161)

CASH AND CASH EQUIVALENTS,
 beginning of period                                      544,077       580,476
                                                       ----------       --------
CASH AND CASH EQUIVALENTS,
 end of period                                          $  77,360     $ 207,315
                                                       ----------      --------
                                                       ----------      --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

(a) Cash paid for:
      Interest                                          $  48,614     $  40,141
      State income taxes                                $  16,000     $   8,500




               See accompanying notes to consolidated financial statements.

                SeraCare, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements

1. STATEMENT OF INFORMATION FURNISHED
-------------------------------------

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position of SeraCare, Inc. and Subsidiaries as of May 31, 1997, and the results of their operations and cash flows for the three months ended May 31, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997.

The results of operations for the three month period ended May 31, 1997 are not necessarily indicative of the results to be expected for any other period or for the entire current fiscal year.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules to Form 10-QSB. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1997.

2. EARNINGS PER SHARE
---------------------

Earnings (loss) per common share amounts are calculated based upon the weighted average number of shares actually outstanding during the period. Common stock options and purchase warrants, which are considered common stock equivalents, have not been considered in the average number of common shares outstanding for the three month period ending May 31, 1997 as their inclusion would be anti-dilutive.

3. BRIDGE LOANS FROM RELATED PARTIES
------------------------------------

During the three months ended May 31, 1997, the Company obtained bridge loans totaling $325,000 primarily from an officer of the Company.

4. CUSTOMER ADVANCES
--------------------

During the three months ended May 31, 1997, the Company received cash advances from a customer totaling $492,507. These advances were used primarily for working capital related principally to the newly established centers.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
----------------------------------------------------

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

THREE MONTHS ENDED MAY 31, 1997 AS COMPARED TO THREE MONTHS ENDED MAY 31, 1996
------------------------------------------------------------------------------

                             RESULTS OF OPERATIONS
                             ---------------------
SALES
-----
The Company collected about 39,876 liters of plasma during the three month period ended May 31, 1997 compared to about 29,704 for the comparable prior year period or an increase of thirty-four percent. As a result of the increased volume, net sales increased by $72,327 to $1,585,853. The increased volumes were the result of the acquisitions of Silver State and BHM and the newly established centers in: Clearfield, Utah; Raleigh, North Carolina; Macon, Georgia; Pasco, Washington; and Toledo, Ohio. The newly established centers were operating under Reference Numbers from the FDA during the period and were thus not allowed to sell or ship plasma, although they were collecting plasma during the period.

GROSS PROFIT
------------
Gross profit increased by $49,020 or 45 percent in the 1997 period to $158,367 primarily due to increased volumes of hyperimmune plasma, mostly offset by higher donor fees, higher salaries and other operating costs resulting from higher volumes (mainly from the acquisitions of Silver State and BHM) and increased competition in certain locations.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

General and administrative expenses in 1997 were higher by $126,341 or 85 percent primarily due to higher legal and professional fees, increased travel expenses and higher administrative salaries.

INTEREST EXPENSE
----------------
Interest expense was $48,614 in the 1997 period compared to $40,141 for the comparable 1996 period primarily due to the bridge loans in the 1997 period.

INCOME TAXES
------------
As of May 31, 1997, the tax effects of temporary differences for depreciation, amortization, and valuation allowances from current and prior periods and net operating loss carryforwards could give rise to the recording of deferred tax assets. The Company is unable to reasonably determine the amounts of net operating loss carryforwards available to offset against future taxable income. Furthermore, the Company was unable to determine whether it was more likely than not that the deferred tax asset would be realized, therefore a 100% valuation allowance was established.

NET INCOME
----------
As a result of the above, there was a net loss for the three months ended May 31, 1997 of $164,281 compared to a net income of $21,293 in the 1996 period.


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------
As of May 31, 1997, the Company's current liabilities exceeded current assets by $1,178,237. This was primarily due to cash used in operations and investing activities offset by the bridge loans from related parties and the customer advances and is related to the strong growth objectives which are the focus of the Company's strategic plan. The Company has established itself in this rapid growth posture in order to be able to meet the strong increased demand for plasma which the Company believes will accelerate through fiscal years ending in 1998 and 1999. With this strategic focus on growth in the volume of plasma collected, the short-term impact on the Company's earnings and cash flow has been to postpone significant profitability and positive cash flows until the later part of fiscal 1998 when the Company believes that the volumes in several of the newly established centers will reach maturity, new products will begin shipping, new sales contracts will bring higher plasma pricing and new softgoods and supplies pricing will provide for improved gross margins. Meanwhile, the Company's projected capital requirements for fiscal 1998 include the establishment of several additional plasma centers. The Company is currently evaluating alternatives for funding these additional centers and the required working capital.

Net cash used in operations increased from $269,030 in 1996 to cash used in operations of $604,558 for the comparable period in 1997. The increase was primarily related to the establishment of the new centers. Cash flows used in investing activities for the three months ended May 31, 1997 was $557,400 compared to $21,988 for the comparable prior year period. This increase in cash used resulted primarily from the capital requirements of the newly established plasma collection centers in Clearfield, Raleigh, Macon, Pasco, and Toledo. Cash flows provided by financing activities was $695,241 for the current year period compared to cash used of $82,143 for the comparable prior period. This increase was primarily due to the bridge loans (primarily from officers) and the customer advances which were used to finance the Companies expansion program and for working capital.

Management believes that the capital expenditures necessary for this and future expansion and the related increase in working capital requirements will be funded by a combination of internally generated cash flows, short-term bridge financing, private placements and a planned public offering. Accordingly, the Company is continually evaluating alternatives for funding.

                                  SIGNATURES
                                  ----------

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SERACARE, INC.
                               --------------
                               (Registrant)

Dated:  July 14, 1997                By:  /s/    Barry D. Plost
                                       ----------------------------------
                                        Barry D. Plost, President & CEO

                                     By:  /s/    Jerry L. Burdick
                                        ---------------------------------
                                        Jerry L. Burdick
                                        Principal  Accounting and
                                        Finance Officer