Form 10QSB
period 1997-08-31
SERACARE INC
filed 1997-10-14
CIK 1016608

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                    FORM 10 - QSB

(X) QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE   ACT
    OF 1934

For the quarterly period  ended  August 31, 1997
                                ----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934  (NO FEE REQUIRED)

For the transition period from                     to
                              ---------------------  ------------------------

Commission file number   0-21781
                       ------------------------------------------------------

                                    SERACARE, INC.
 -------------------------------------------------------------------------------
        (Exact name of Small Business Registrant as specified in its charter)


           DELAWARE                                            95-4343492
------------------------------------                       ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

1925 CENTURY PARK EAST, SUITE 1970
LOS ANGELES, CALIFORNIA                                           90067
------------------------------------                            ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number: (310) 772-7777
                               --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       ( X ) Yes     (   ) No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ( X ) No ( )
As of August 31, 1997, the issuer had 4,372,153 shares of its common stock, $.001 par value issued and outstanding.

Transitional Small Business Disclosure Format  Yes     No X
                                                  ----   ----

                           PART  I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS ARE PROVIDED AS FOLLOWS:

                                                                           PAGE
                                                                          NUMBER
         SERACARE, INC. AND SUBSIDIARIES
         CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED)

         Consolidated Balance Sheets -
            as of August 31, 1997 (Unaudited) and
            as of February 28, 1997 (Audited)                                3

         Consolidated Statements of Operations -
            For the three and six month periods ended August 31, 1997 and
            For the three and six month periods ended August 31, 1996        4

         Consolidated Statements of Cash Flows -
            For the  six month period ended August 31, 1997  and
            For the  six month period ended August 31, 1996                  5

         Notes to Consolidated Financial Statements                          7

SERACARE, INC.
CONSOLIDATED BALANCE SHEET
AS OF  AUGUST 31,  1997                            8-31-97        2-29-97
(IN WHOLE DOLLARS)                               (Unaudited)     (Audited)
                                                 -----------    ------------
ASSETS
CURRENT ASSETS
  Cash                                           $   45,071    $   544,077
  Accounts receivable                               151,241        236,571
  Inventory                                       1,496,657        342,504
  Prepaid expenses                                   48,058         62,269
                                                -----------    -----------
    Total Current Assets                          1,741,027      1,185,421
                                                -----------    -----------
PROPERTY AND EQUIPMENT - NET                      1,329,841        890,153

LAND AVAILABLE FOR SALE                              25,000         25,000

FDA LICENSES, less accumulated amortization       1,756,310      1,321,745
  of $36,305 and $26,250.

DONOR BASE AND RECORDS, less accumulated            976,943        879,008
  amortization of $33,478 and $35,000.

REORGANIZATION VALUE IN EXCESS OF AMOUNTS
  ALLOCATED TO IDENTIFIABLE ASSETS,
  less accumulated amortization                     710,880        969,447
  of $79,809 and $53,022.

GOODWILL, less accumulated amortization
  of $40,019.and $16,434.                           877,903        901,487

OTHER ASSETS                                        185,119        150,939
                                                -----------    -----------
TOTAL ASSETS                                    $ 7,603,023    $ 6,323,200
                                                -----------    -----------
                                                -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                              $   499,556    $   605,492
  Accrued payroll and related expenses              202,432        177,995
  Accrued expenses                                  355,625        162,711
  Bridge loans                                    1,310,947        197,500
  Current portion of long-term debt                 336,520        432,358
  Customer advances                                 581,780              0
                                                -----------    -----------
  Total current liabilities                       3,286,860      1,576,056
                                                -----------    -----------

LONG-TERM DEBT                                      109,021        678,484

SERIES A REDEEMABLE PREFERRED STOCK,
  2,200 issued and outstanding                      311,662        389,047

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value,
   25,000,000 shares
    authorized, 4,372,153 (including 119,875
    to be issued) deemed issued and outstanding       4,372          4,149
  Additional paid-in capital                      4,606,311      4,182,954
  Accumulated deficit since February 6, 1996       (715,203)      (507,490)
                                                -----------    -----------
  Total stockholders equity                     $ 3,895,480    $ 3,679,613
                                                -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 7,603,023    $ 6,323,200
                                                -----------    -----------
                                                -----------    -----------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SERACARE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(IN WHOLE DOLLARS, EXCEPT PER SHARE DATA)
(UNAUDITED)


                                                             For the Six Months Ended             For the Three Months Ended
                                                         ---------------------------------       ----------------------------
                                                           August 31,          August 31,          August 31,      August 31,
                                                             1997                 1996               1997            1996
                                                         -------------       -------------       -------------  --------------
Net sales                                                $  3,506,365        $  2,778,295        $  1,920,512   $  1,264,769

Cost of sales                                               3,082,623           2,500,772           1,655,137      1,096,593
                                                         -------------       -------------       -------------  --------------
Gross profit                                                  423,742             277,523             265,375        168,176

General and administrative expenses                           521,607             292,276             246,631        143,641
                                                         -------------       -------------       -------------  --------------
Net income (loss) from operations                             (97,865)            (14,753)             18,744         24,535

Interest expense                                              110,828              91,144              62,214         51,003

Other expense (income), net                                      (980)           (126,722)                (38)       (26,000)
                                                         -------------       -------------       -------------  --------------
Net income (loss)                                        $   (207,713)       $     20,825        $    (43,432)  $       (468)
                                                         -------------       -------------       -------------  --------------
                                                         -------------       -------------       -------------  --------------
Earnings (loss) per common share                         $     (0.049)       $      0.010        $     (0.010)  $     (0.000)
                                                         -------------       -------------       -------------  --------------
                                                         -------------       -------------       -------------  --------------
Weighted average number of common
  and common equivalent shares                              4,204,840           2,115,500           4,260,293      2,115,500
                                                         -------------       -------------       -------------  --------------
                                                         -------------       -------------       -------------  --------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SERACARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN WHOLE DOLLARS, EXCEPT PER SHARE DATA)
(UNAUDITED)                                            For the Six Months Ended
                                                     ---------------------------
                                                       August 31,    August 31,
INCREASE (DECREASE) IN CASH                               1997           1996
                                                     ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                     (207,713)      20,825
  Adjustments to reconcile net income (loss) to
     cash provided by (used in) operating
     activities:
        Depreciation and amortization                    142,810       62,382
        (Increase) decrease from changes in:
           Accounts receivable                            85,330       41,904
           Inventory                                  (1,161,747)    (331,085)
           Prepaid expenses and other
            current assets                                14,211      (14,531)
           Other assets                                  (34,180)    (106,376)
           Accounts payable                             (105,936)      23,471
           Accrued liabilities                           217,351     (266,847)
           Prepayments on inventory                            -      304,118
                                                     -----------    ---------
Net cash  used in operating activities                (1,049,874)    (266,139)
                                                     -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Assets acquired from Silver State for cash                   -     (500,000)
  Purchases of property and equipment                   (362,358)     (61,168)
  Additions to FDA licenses                             (438,995)           -
  Additions to donor base and records                   (273,913)           -
  Cash acquired in non-cash transaction                  250,000       19,860
  Cost in excess of book value of assets acquired              -      (85,111)
                                                     -----------    ---------
Net cash used in investing activities                   (825,266)    (626,419)
                                                     -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of long-term debt                          (417,958)    (171,687)
  Payments on redemption of preferred stock              (77,385)     (30,000)
  Proceeds from bridge loans                           1,113,447      550,000
  Proceeds of private placement                          176,250            -
  Customer advances                                      581,780            -
                                                     -----------    ---------
Net cash provided by financing activities              1,376,134      348,313
                                                     -----------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (499,006)    (544,245)

CASH AND CASH EQUIVALENTS, beginning of period           544,077      580,476
                                                     -----------    ---------

CASH AND CASH EQUIVALENTS, end of period                  45,071       36,231
                                                     -----------    ---------
                                                     -----------    ---------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SERACARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN WHOLE DOLLARS, EXCEPT PER SHARE DATA)
(UNAUDITED)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

(a) Cash paid for:
          Interest                                     110,828        91,144
          State income taxes                            16,000         8,500

(b) Non-cash transactions:

     On July 2, 1996, the Company acquired the assets of Silver State Plasma Center in exchange for a $300,000 note payable and $500,00 in cash (see
     Note 1 to the Annual Report on Form 10KSB for the period ended February 28,
     1997).

     On July 9, 1996, the Company acquired BHM Labs, Inc. in exchange for 3,600 shares of the Company's Series A Redeemable Preferred Stock (see Notes 1 and 6 the Annual Report on Form 10KSB).

     On July 13, 1997, Silver State Plasma Products, Inc. exercised their option to converted the $247,328 then owing into 112,813 shares of the Company's common stock.

     Effective on August 13, 1997, the Company and Serologicals Corporation completed an asset exchange whereby the Company transferred three centers in Pueblo and Colorado Springs to Serologicals in exchange for two centers located in Reno, Nevada and Ft Smith, Arkansas and $250,000 (see Note 3).

                           SeraCare, Inc. and Subsidiaries
                      Notes to Consolidated Financial Statements

1.   STATEMENT OF INFORMATION FURNISHED

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of SeraCare, Inc. and Subsidiaries as of August 31, 1997, and the results of their operations and cash flows for the three and six month periods ended August 31, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1997.

The results of operations for the three and six month periods ended August 31, 1997 are not necessarily indicative of the results to be expected for any other period or for the entire current fiscal year.

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

2.   EARNINGS PER SHARE

Earnings (loss) per common share amounts are calculated based upon the weighted average number of shares actually outstanding during the period. Common stock options and purchase warrants, which are considered common stock equivalents, have not been considered in the average number of common shares outstanding for the three month period ending August 31, 1997 as their inclusion would be anti-dilutive.

3.   BRIDGE LOANS FROM RELATED PARTIES

During the six months ended August 31, 1997, the Company obtained bridge loans totaling $1,310,947 primarily from an officer of the Company.

4.   CUSTOMER ADVANCES

During the six months ended August 31, 1997, the Company received cash advances from a customer totaling $581,780. These advances were used primarily for working capital related principally to the newly established centers.

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

OVERVIEW AND RECENT DEVELOPMENTS

The Company emerged from Chapter 11 of the Federal Bankruptcy Code on February 6, 1996 as a plasma collection company which operated six plasma collection centers collecting source plasma at the rate of about 120,000 liters annually. In July 1996, the Company acquired the assets of Silver State Plasma in Las Vegas, Nevada and BHM Labs, Inc. in Ft. Smith, Arkansas. In September 1996, the Company acquired the rights to plasma centers in Clearfield, Utah and Raleigh, North Carolina, both of which where opened for business in November 1996 under reference numbers from the FDA. The Company also opened a new center in Macon, Georgia in November 1996 under a reference number from the FDA. In April and May of 1997, the Company opened centers in Pasco, Washington and Toledo, Ohio respectively under reference numbers from the FDA. Final FDA approval was received in May 1997 for Clearfield, Utah, and is still pending for the remaining locations.

On July 21, 1997, the Company announced an agreement to become one of the major suppliers to Grupo Grifols, S.A. of Barcelona, Spain. Also occurring in July 1997, was the early cancellation of certain contracts with Alpha Therapeutic Corporation and the rescheduling of such centers to supply the Grupo Grifols requirements. Initially, shipments were planned to begin in the late September to early October time-frame. This time-frame has been delayed to late November or early December due to delays in the import license process. Such delay will have an adverse short-term affect on both sales and cash flow. Management expects that product not shipped currently due to the delays will be shipped with future production when the import license is obtained. Accordingly, no long-term adverse affects to sales or cash flow are expected.

Effective August 13, 1997, the Company completed an asset exchange with Serologicals Corporation whereby the Company received two plasma collection centers located in Reno, Nevada and Ft. Smith, Arkansas plus two hundred fifty thousand dollars. In exchange, the

Company delivered three plasma collection centers, two of which are located in Colorado Springs, Colorado and the other located in Pueblo, Colorado. While this transaction was deemed strategically beneficial for both the Company and Serologicals from a management control standpoint, this exchange did not have a material impact on the volumes of plasma collected by either company.

In September 1997, the Company announced the signing of letters of intent to acquire the stock of Western States Group, Inc. located in Fallbrook, California, and; the assets of Consolidated Technologies, Inc. and an affiliate, located in Austin, Texas. These acquisitions are subject to several conditions, including a definitive agreement between the parties, obtaining financing and approval of the respective boards of directors. Also in September, the Company opened a new plasma collection center in Pocatello, Idaho.

The Company is subject to regulation by the FDA and various other organizations including the American Blood Resources Association ("ABRA"), and the Company's customers. Such regulators are continually evaluating existing practices and procedures in relation to new information or public concerns over blood products such as plasma. Most recently, ABRA established a voluntary standard effective July 1, 1997 which relates to the acceptance of new donors. Accordingly, all first-time donor plasma is precluded from further manufacturing into therapeutic products until a negative set of test results is obtained on a second donation from the same donor within six months. This is intended to further minimize the possibility of infected plasma interring the therapeutic products manufacturing process cycle. Although the Company does not believe that this new standard will have a significant impact on the volume of plasma shipped to its customers, there can be no assurances as to the long-term impact or that other measures may be imposed upon the Company in the future which may have an adverse effect on future operations.

                                RESULTS OF OPERATIONS


   THREE MONTHS ENDED AUGUST 31, 1997 AS COMPARED TO THREE MONTHS ENDED AUGUST 31, 1996

SALES

Net sales of the Company increased by 52%, or $655,743 to $1,920,512 during the 1997 period. Of the increase, about $408,234 was attributable to final FDA approval of the Clearfield, Utah location which allowed the company to sell the
plasma which had been collected since it opened in November 1996.   In addition,
about $287,744 was the result of increased plasma collections at the Company's Las Vegas plasma collection center and increased sales of hyperimmune plasma. The Company collected about 43,921 liters of plasma during the three month period ended August 31, 1997 compared to about 36,891 for the comparable prior year period or an increase of about nineteen percent. The increased volumes were the result of the acquisitions of Silver State and BHM and the newly established centers in: Clearfield, Utah; Raleigh, North Carolina; Macon, Georgia; Pasco, Washington; and Toledo, Ohio. With the exception of Clearfield, which received final FDA approval in May 1997, the other newly established centers were operating under Reference Number's from the FDA during the period and were thus not allowed to sell or ship plasma, although they were collecting plasma during the period.

GROSS PROFIT

Gross profit increased by $97,199 or 58 percent in the 1997 period to $265,375 primarily due to increased volumes of hyperimmune plasma, partially offset by higher donor fees, higher salaries and other operating costs resulting from higher volumes and increased competition in certain locations.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses in 1997 were higher by $102,990 or 72 percent due mainly to the higher legal fees resulting from various administrative matters.

INTEREST EXPENSE

Interest expense was $62,214 in the 1997 period compared to $51,003 for the comparable 1996 period primarily due to the increase in bridge loans in the 1997 period, partially offset by a decrease in long-term debt.

INCOME TAXES

As of August 31, 1997, the tax effects of temporary differences for depreciation, amortization, and valuation allowances from current and prior periods and net operating loss carryforwards could give rise to the recording of deferred tax assets. The Company is unable to reasonably determine the amounts of net operating loss carryforwards available to offset against future taxable income. Furthermore, the Company was unable to determine whether it was more likely than not that the deferred tax asset would be realized, therefore a 100% valuation allowance was established.

NET INCOME

As a result of the above, there was a net loss for the three months ended August 31, 1997 of $43,432 compared to a net loss of $468 in the 1996 period.

SIX MONTHS ENDED AUGUST 31, 1997 AS COMPARED TO SIX MONTHS ENDED AUGUST 31,
1996

SALES

Net sales of the Company increased by 26%, or $728,070 to $3,506,365 during the 1997 period. Of the increase, about $408,234 was attributable to final FDA approval of the Clearfield, Utah location which allowed the company to sell the
plasma which had been collected since it opened in November 1996.   In addition,
about $299,567 was the result of increased plasma collections at the Company's Las Vegas plasma collection center and increased sales of hyperimmune plasma. The Company collected about 83,797 liters of plasma during the six month period ended August 31, 1997 compared to about 66,595 for the comparable prior year period or an increase of about twenty-six percent. The increased volumes were the result of the acquisitions of Silver State and BHM and the newly established centers in: Clearfield, Utah; Raleigh, North Carolina; Macon, Georgia; Pasco, Washington; and Toledo, Ohio. With the exception of Clearfield, which received final FDA approval in May 1997, the other newly established centers were operating under Reference Number's from the FDA during the period and were thus not allowed to sell or ship plasma, although they were collecting plasma during the period.

GROSS PROFIT

Gross profit increased by $146,219 or 53 percent in the 1997 period to $423,742 primarily due to increased volumes of hyperimmune plasma, partially offset by higher donor fees, higher salaries and other operating costs resulting from higher volumes and increased competition in certain locations.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses in 1997 were higher by $229,331 or 78 percent due mainly to the higher legal and professional fees, increased travel expenses and higher administrative salaries.

INTEREST EXPENSE

Interest expense was $110,828 in the 1997 period compared to $91,144 for the comparable 1996 period primarily due to the increase in bridge loans in the 1997 period, partially offset by a decrease in long-term debt.

INCOME TAXES

As of August 31, 1997, the tax effects of temporary differences for depreciation, amortization, and valuation allowances from current and prior periods and net operating loss carryforwards could give rise to the recording of deferred tax assets. The Company is unable to reasonably determine the amounts of net operating loss carryforwards available to offset against future taxable income. Furthermore, the Company was unable to determine whether it was more likely than not that the deferred tax asset would be realized, therefore a 100% valuation allowance was established.

NET INCOME

As a result of the above, there was a net loss for the six months ended August 31, 1997 of $207,713 compared to a net income of $20,825 in the 1996 period.


                           LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 1997, the Company's current liabilities exceeded current assets by $1,545,833. This was due to cash used in operations and investing activities, mostly offset by the bridge loans which were primarily from related parties and the customer advances. The use of cash is consistent with the Company's strategic plan for strong growth and the Company feels that progress has been made during the period (see Overview and Recent Developments). With this strategic focus on growth in the volume of plasma collected, the short-term impact on the Company's earnings and cash flow has been to postpone significant profitability and positive cash flows until the later part of fiscal 1998 when the Company believes that the volumes in several of the newly established centers will reach maturity, new products will begin shipping, new sales contracts will bring higher plasma pricing and new softgoods and supplies pricing will provide for improved gross margins. Meanwhile, the Company's projected capital requirements for fiscal 1998 include the establishment of additional plasma centers and the acquisitions of Western States Plasma Group, Inc. and Consolidated Technologies, Inc. and an affiliate.

Net cash used in operations increased from $266,139 for the six months of 1996 to cash used in operations of $1,049,874 for the comparable period in 1997.
The increase was primarily related to the increase in inventories associated with the delay in shipments to Grifols and the establishment of the new centers. Cash flows used in investing activities for the six months ended August 31, 1997 was $825,266 compared to $626,419 for the comparable prior year period. This increase in cash used resulted primarily from the capital requirements of the newly established plasma collection centers in Clearfield, Raleigh, Macon,
Pasco, Toledo and Pocatello.    Cash flows provided by financing activities was
$1,376,134 for the current year period compared to $348,313 for the comparable prior period. This increase was mostly due to the bridge loans (primarily from officers) and the customer advances which were used to finance the Company's expansion program and for working capital.

Management believes that the funds necessary to meet the Company's projected capital requirements for fiscal 1998 will exceed internally generated cash flows and accordingly will need to be funded by a combination of internally generated cash flows, short-term bridge financing, private placements and/or other possible sources. Accordingly, the Company is currently evaluating alternatives for providing the required funding.

                                      SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SERACARE, INC.
                                     (Registrant)

Dated: October 14, 1997                 By:  /s/  Barry D. Plost
                                             ---------------------------
                                             Barry D. Plost, President & CEO

                                        By:  /s/  Jerry L. Burdick
                                             ---------------------------
                                             Jerry L. Burdick
                                             Principal  Accounting and
                                             Finance Officer