Form 10KSB40/A
period 1997-02-28
SERACARE INC
filed 1997-12-29
CIK 1016608

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

OTHER ITEMS

Other items reflected on the Consolidated Statement of Operations which were unique to the year ended 1996 include: Reorganization expense items of $491,877, the extraordinary net gain from debt discharge of $2,584,496, and step-up in basis of assets from reorganization of $805,038. There were no comparable items in 1997.

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

                         SERACARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                           Reorganized Company            Predecessor Company
                                                    --------------------------------     --------------------
                                                                          February 6,           March 1
                                                                             1996                1995
                                                      Year Ended            through             through
                                                     February 28,        February 29,         February 5,
                                                         1997                1996                1996
                                                     ------------        ------------        ------------

NET SALES (Note 12)                                  $  6,661,679        $    510,148        $  6,159,376

COST OF SALES                                           6,148,820             446,253           5,397,095
                                                     ------------        ------------        ------------
GROSS PROFIT                                              512,859              63,895             762,281

GENERAL AND ADMINISTRATIVE EXPENSES                       674,199              47,050             793,934

NON-CASH GENERAL AND ADMINISTRATIVE
  EXPENSES RELATING TO THE IMPLEMENTATION
  OF AN ACCOUNTING STANDARD (Notes 6 and 8)                78,980                   -                   -
                                                     ------------        ------------        ------------
OPERATING INCOME (LOSS)                                  (240,320)             16,845             (31,653)

INTEREST EXPENSE                                         (208,255)            (10,727)                  -

NON-CASH INTEREST EXPENSE RELATING TO
  THE IMPLEMENTATION OF AN ACCOUNTING
  STANDARD (Note 4)                                      (100,000)                  -                   -

OTHER INCOME (EXPENSE)                                     53,467                   -             (30,408)
                                                     ------------        ------------        ------------
INCOME (LOSS) FROM OPERATIONS BEFORE
  REORGANIZATION ITEMS, INCOME TAXES,
  AND EXTRAORDINARY ITEM                                 (495,108)              6,118             (62,061)

REORGANIZATION ITEMS - PROFESSIONAL FEES                        -              (2,500)           (491,877)
                     - ADJUSTMENT OF NET
                       ASSETS TO FAIR VALUE                     -                   -             805,038
                                                     ------------        ------------        ------------

INCOME (LOSS) FROM OPERATIONS BEFORE
  INCOME TAXES AND EXTRAORDINARY ITEM                    (495,108)              3,618             251,100

STATE INCOME TAX EXPENSE (Note 10)                         16,000                   -                   -
                                                     ------------        ------------        ------------
INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM                                                   (511,108)              3,618             251,100
                                                     ------------        ------------        ------------
EXTRAORDINARY NET GAIN FROM DEBT
  DISCHARGE AND STEP-UP IN ASSETS
  FROM REORGANIZATION (Note 2)                                  -                   -           2,584,496
                                                     ------------        ------------        ------------
NET INCOME (LOSS)                                    $   (511,108)           $  3,618        $  2,835,596
                                                     ------------        ------------        ------------
                                                     ------------        ------------        ------------

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