Form 10KSB40/A
period 1997-02-28
SERACARE INC
filed 1998-01-12
CIK 1016608

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                 FORM 10 - KSB/A
                                (Amendment No.1)

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

                                 SERACARE, INC.
                                  (Registrant)

Dated December 29, 1997            By:  /s/    Barry D. Plost
                                        ------------------------------
                                        Barry D. Plost, President & CEO

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

SIGNATURES                    TITLE                         DATE
----------                    -----                         ----

/s/ BARRY D. PLOST       CHAIRMAN OF THE BOARD AND CEO      December 29, 1997
----------------------
BARRY D. PLOST

/s/  JERRY L. BURDICK    EXECUTIVE VICE PRESIDENT AND CFO   December 29, 1997
----------------------
JERRY L. BURDICK

/s/  SAMUEL ANDERSON     DIRECTOR                           December 29, 1997
----------------------
SAMUAL ANDERSON

/s/  SUSAN PRESTON       DIRECTOR                           December 29, 1997
----------------------
SUSAN PRESTON

/s/  EZZAT JALLAD        DIRECTOR                           December 29, 1997
----------------------
EZZAT JALLAD

/s/ DR. NELSON TENG      DIRECTOR                           December 29, 1997
----------------------
DR. NELSON TENG

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