Form 10QSB
period 1997-11-30
SERACARE INC
filed 1998-01-14
CIK 1016608

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                 FORM 10 - QSB

(X) QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period  ended  November 30, 1997
                                ------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                         to                     .
                               ----------------------    ---------------------

Commission file number   0-21781
                       --------------------------------------------------------

                                 SERACARE, INC.
--------------------------------------------------------------------------------
      (Exact name of Small Business Registrant as specified in its charter)

       DELAWARE                                                  95-4343492
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

1925 CENTURY PARK EAST, SUITE 1970
LOS ANGELES, CALIFORNIA                                            90067
-------------------------------                                  ---------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number:  (310) 772-7777
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

As of November 30, 1997, the issuer had 5,549,800 shares of its common stock, $.001 par value issued and outstanding.
Transitional Small Business Disclosure Format  Yes    No X
                                                  ---   ---

                         PART  I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS ARE PROVIDED AS FOLLOWS:

                                                                       PAGE
                                                                      NUMBER
          SERACARE, INC. AND SUBSIDIARIES
          CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED)


          Consolidated Balance Sheets -
            as of November 30, 1997 (Unaudited) and
            as of February 28, 1997 (Audited)                            3


          Consolidated Statements of Operations - (Unaudited)
            For the three and nine month periods ended
            November 30, 1997 and For the three and nine
            month periods ended  November 30, 1996                      4

          Consolidated Statements of Cash Flows - (Unaudited)
            For the  nine month period ended
            November 30, 1997 and For the  nine month
            period ended November 30, 1996                              5

          Notes to Consolidated Financial Statements                    7

SERACARE, INC.
CONSOLIDATED BALANCE SHEET
AS OF  NOVEMBER 30,  1997                          11-30-97            2-29-97
(IN WHOLE DOLLARS)                                (Unaudited)          (Audited)
                                                  -----------         ----------
ASSETS
CURRENT ASSETS
  Cash                                          $    779,363        $   544,077
  Accounts receivable                              3,451,149            236,571
  Inventory                                        2,246,717            342,504
  Prepaid expenses                                   159,414             62,269
                                                ------------        ------------

    Total Current Assets                           6,636,643          1,185,421
                                                ------------        ------------
PROPERTY AND EQUIPMENT - NET                       2,107,714            890,153

LAND AVAILABLE FOR SALE                               25,000             25,000

FDA Licenses, less accumulated amortization        2,730,087          1,321,745
  of $44,484 and $26,250.

DONOR BASE AND RECORDS, less accumulated           1,513,683            879,008
  amortization of $41,959 and $35,000.

REORGANIZATION VALUE IN EXCESS OF AMOUNTS
  ALLOCATED TO IDENTIFIABLE ASSETS, less
  accumulated amortization                           700,995            969,447
  of $89,684 and $53,022.

GOODWILL, less accumulated amortization
  of $51,809 and $16,434.                            866,113            901,487

OTHER ASSETS                                         600,276            150,939
                                                ------------        ------------
TOTAL ASSETS                                    $ 15,180,511        $ 6,323,200
                                                ------------        ------------
                                                ------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                              $  1,188,071         $  605,492
  Accrued payroll and related expenses               219,955            177,995
  Accrued expenses                                   859,285            162,711
  Bridge loans payable - Directors                 1,522,500            197,500
  Bridge loans payable - Other                     1,638,447                  0
  Other notes payable                                600,000                  0
  Current portion of long-term debt                  358,567            432,358
  Customer advances                                1,017,532                  0
                                                ------------        ------------
  Total current liabilities                        7,404,357          1,576,056
                                                ------------        ------------
LONG-TERM DEBT                                       178,118            678,484

SERIES A REDEEMABLE PREFERRED STOCK,
  2,200 issued and outstanding                       285,174            389,047

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 25,000,000
    shares authorized, 5,549,800 (including
    119,875 to be issued) and 4,149,387
    issued and outstanding                             5,550              4,149
  Additional paid-in capital                       7,791,148          4,182,954
  Accumulated deficit since February 6, 1996        (483,836)          (507,490)
                                                ------------        ------------
  Total stockholders equity                     $  7,312,862        $ 3,679,613
                                                ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 15,180,511        $ 6,323,200
                                                ------------        ------------
                                                ------------        ------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SERACARE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(IN WHOLE DOLLARS, EXCEPT PER SHARE DATA)
(UNAUDITED)


                                                     For the Nine Months Ended              For the Three Months Ended
                                                ----------------------------------     -----------------------------------
                                                 November 30,        November 30,       November 30,        November 30,
                                                     1997                 1996               1997              1996
                                                -------------       -------------       -------------       --------------
Net sales                                       $  7,243,018        $  4,712,069        $  3,736,653        $  1,933,774

Cost of sales                                      6,010,897           4,329,403           2,928,274           1,828,631
                                                -------------       -------------       -------------       --------------
Gross profit                                       1,232,121             382,666             808,379             105,143

General and administrative expenses                1,024,119             397,846             502,512             105,570
                                                -------------       -------------       -------------       --------------
Net income (loss) from operations                    208,002             (15,180)            305,867                (427)

Interest expense                                     185,628             139,301              74,800              48,157

Other expense (income), net                           (1,280)            (88,310)               (300)             38,412
                                                -------------       -------------       -------------       --------------
Net income (loss)                               $     23,654        $    (66,171)       $    231,367        $    (86,996)
                                                -------------       -------------       -------------       --------------
                                                -------------       -------------       -------------       --------------

Earnings (loss) per common share (Note 2)       $      0.005        $     (0.030)       $      0.048        $     (0.035)
                                                -------------       -------------       -------------       --------------
                                                -------------       -------------       -------------       --------------
Weighted average number of common
  and common equivalent shares (Note 2)            4,405,000           2,233,000           4,804,000           2,469,000
                                                -------------       -------------       -------------       --------------
                                                -------------       -------------       -------------       --------------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SERACARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN WHOLE DOLLARS)
(UNAUDITED)

                                                        For the Nine Months Ended
                                                      ----------------------------
                                                       November 30,   November 30,
                                                           1997           1996
                                                       ------------   ------------
INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           23,654    (66,171)
  Adjustments to reconcile net income (loss) to
   cash provided by (used in) operating activities:
    Depreciation and amortization                            191,038    121,649
    (Increase) decrease from changes in:
      Accounts receivable                                 (3,214,578)   (20,930)
      Inventory                                           (1,904,213)  (157,407)
      Prepaid expenses and other current assets              (97,145)   (20,653)
      Other assets                                          (449,337)   (80,269)
      Accounts payable                                       582,579   (149,649)
      Accrued liabilities                                    720,323   (308,786)
      Prepayments on inventory                                     -    211,894
                                                          ----------   ---------
Net cash  used in operating activities                    (4,147,679)  (470,322)
                                                          ----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Assets acquired  for cash                               (1,250,000)  (500,000)
  Purchases of property and equipment                       (861,369)  (420,146)
  Additions to FDA licenses                                 (526,576)         -
  Additions to donor base and records                       (141,634)         -
  Cash acquired in non-cash transaction                      250,000     19,860
  Cost in excess of book value of assets acquired                  -    (74,898)
                                                          ----------   ---------
Net cash used in investing activities                     (2,529,579)  (975,184)
                                                          ----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of long-term debt                              (574,157)  (246,428)
  Payments on redemption of preferred stock                 (103,873)   (76,389)
  Proceeds from bridge loans from officers                 1,325,000    550,000
  Payments on bridge loans from officers                           -   (227,500)
  Proceeds from bridge loans from others                   1,638,447          0
  Proceeds of private placements                           3,609,595  1,137,500
  Customer advances                                        1,017,532          -
                                                          ----------   ---------
Net cash provided by financing activities                  6,912,544  1,137,183
                                                          ----------   ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                    235,286   (308,323)

CASH AND CASH EQUIVALENTS, beginning of period               544,077    580,476
                                                          ----------   ---------
CASH AND CASH EQUIVALENTS, end of period                     779,363    272,153
                                                          ----------   ---------
                                                          ----------   ---------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SERACARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN WHOLE DOLLARS)
(UNAUDITED)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
(a) Cash paid for:
     Interest                                                185,628    139,301
     State income taxes                                       16,000      8,500

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

     Effective on August 13, 1997, the Company and Serologicals Corporation completed an asset exchange whereby the Company transferred three centers in Pueblo and Colorado Springs to Serologicals in exchange for two centers located in Reno, Nevada and Ft Smith, Arkansas and $250,000.

     On November 29, 1997, the Company acquired the operating assets of American Plasma Management, Inc., American Plasma Reno, Inc., and American Plasma Systems, Inc. which consisted primarily of the operating assets for five plasma collection centers including: FDA licenses; donor base and records; and property and equipment for $1,250,000 in cash and a note for $600,000. For further details, see the Company's Current Report on Form 8K dated November 29, 1997.

                         SeraCare, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.   STATEMENT OF INFORMATION FURNISHED

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position of SeraCare, Inc. and Subsidiaries as of November 30, 1997, and the results of their operations and cash flows for the three and nine month periods ended November 30, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1997.


The results of operations for the three and nine month periods ended November 30, 1997 are not necessarily indicative of the results to be expected for any other period or for the entire current fiscal year.

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

2.   EARNINGS PER SHARE

Earnings (loss) per common share amounts are calculated based upon the weighted average number of shares actually outstanding during the period. Common stock options and purchase warrants, which are considered common stock equivalents, have not been considered in the average number of common shares outstanding for the three month and nine month periods ending November 30, 1997 and 1996 as their inclusion would be anti-dilutive.

3.   BRIDGE LOANS

During the nine months ended November 30, 1997, the Company obtained bridge loans of $2,963,447. Of this amount $1,325,000 was from an officer of the Company and $1,638,447 was from unrelated parties. The loans were made at interest rates of ten and twelve percent plus warrants to purchase shares of the Company's common stock at prices ranging from $2.00 to 3.00 per share which are exercisable over three years from the date of issuance.

4.   CUSTOMER ADVANCES

During the nine months ended November 30, 1997, the Company received cash advances from a customer totaling $1,017,532. These advances were used primarily for working capital related principally to the newly established centers.

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

RECENT DEVELOPMENTS

On November 29, 1997 (the "Closing Date") SeraCare Acquisitions, Inc. (SeraCare) a Nevada corporation and a wholly-owned subsidiary of SeraCare, Inc. (the "Company") acquired substantially all of the operating assets of American Plasma Management, Inc., American Plasma Systems, Inc., and American Plasma Reno, Inc. (collectively referred to as "Seller") consisting primarily of five operating plasma collection centers located in Salt Lake City, Utah; Reno, Nevada; Kalamazoo, Michigan; South Bend, Indiana; and Boise, Idaho, including inventory on hand as of the Closing Date. Under terms of the Asset Purchase Agreement dated November 29, 1997, the total purchase price paid by SeraCare was $1,850,000, of which $1,250,000 was paid in cash and $600,000 of which was in the form of a promissory note in favor of Seller bearing interest at 8% per annum and due in one balloon payment no later than October 31, 1998. For further information see the Current Report on Form 8-K dated November 29, 1997.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 1997 AS COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1996

SALES
Net sales of the Company increased by 93%, or $1,802,879 to $3,736,653 during the 1997 period. The increase was primarily attributable to a structural change in pricing under the Grupo Grifols agreement whereby the Company pays for testing and softgoods and the timing of initial shipments to Grupo Grifols S.A. Also contributing factors were the acquisition of five American Plasma centers (see Recent Developments) and the final FDA approval of the Clearfield, Utah location. The Company collected about 52,959 liters of plasma during the three month period ended November 30, 1997 compared to about 37,654 for the comparable prior year period or an increase of about forty one percent. The increased volumes were the result of both the previously announced acquisitions and the newly established centers in: Clearfield, Utah; Raleigh, North Carolina; Macon, Georgia; Pasco, Washington;

and Toledo, Ohio. With the exception of Clearfield, which received final FDA approval in May 1997, the other newly established centers were operating under Reference Number's from the FDA during the period and were thus not allowed to sell or ship plasma, although they were collecting plasma during the period.

GROSS PROFIT
Gross profit increased by $703,236 or 669 percent in the 1997 period to $808,379 due to increased margins and volumes, mostly offset by: increased testing and softgoods costs; higher salaries and related expenses; higher donor fees; and an increase in other operating costs. These higher costs were primarily the result of: a structural change in pricing under the Grupo Grifols agreement whereby the Company pays for testing and softgoods; higher volumes; and increased competition in certain locations.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses in 1997 increased by $396,942 to $502,512 an increase of 376 percent due mainly to the higher legal and professional fees resulting from various administrative matters, increased travel expenses and higher executive salaries.

INTEREST EXPENSE
Interest expense was $74,800 in the 1997 period compared to $48,157 for the comparable 1996 period primarily due to the increase in bridge loans in the 1997 period, partially offset by a decrease in long-term debt.

INCOME TAXES

As of November 30, 1997, the tax effects of temporary differences for depreciation, amortization, and valuation allowances from current and prior periods and net operating loss carryforwards could give rise to the recording of deferred tax assets. The Company is unable to reasonably determine the amounts of net operating loss carryforwards available to offset against future taxable income. Furthermore, the Company was unable to determine whether it was more likely than not that the deferred tax asset would be realized, therefore a 100% valuation allowance was established.

NET INCOME
As a result of the above, there was a net income for the three months ended November 30, 1997 of $231,367 compared to a net loss of $86,996 in the 1996 period.


NINE MONTHS ENDED NOVEMBER 30, 1997 AS COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 1996

SALES
Net sales of the Company increased by 54%, or $2,530,949 to $7,243,018 during the 1997 period. The increase was primarily attributable to a structural change in pricing under the Grupo Grifols agreement whereby the Company pays for testing and softgoods and the timing of initial shipments to Grupo Grifols S.A. Also contributing factors were: the final FDA approval of the Clearfield, Utah location which allowed the company to sell the plasma which had been collected since it opened in November 1996; increased plasma collections at the Company's Las Vegas plasma collection center; increased sales of hyperimmune plasma; and the acquisition of five American Plasma centers (see Recent Developments). The Company collected about 136,792 liters of plasma during the nine month period ended November 30, 1997 compared to about 104,249 for the comparable prior year period or an increase of about thirty one percent. The increased volumes were the result of both the previously announced acquisitions and the newly established centers in: Clearfield, Utah; Raleigh, North Carolina; Macon, Georgia; Pasco,

Washington; and Toledo, Ohio. With the exception of Clearfield, which received final FDA approval in May 1997, the other newly established centers were operating under Reference Number's from the FDA during the period and were thus not allowed to sell or ship plasma, although they were collecting plasma during the period.

GROSS PROFIT
Gross profit increased by $849,455 or 222 percent in the 1997 period to $1,232,121 due to increased margins and volumes, mostly offset by: increased testing and softgoods costs; higher salaries and related expenses; higher donor fees; and an increase in other operating costs. These higher costs were primarily the result of: a structural change in pricing under the Grupo Grifols agreement whereby the Company pays for testing and softgoods; higher volumes; and increased competition in certain locations.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses in 1997 increased by $626,273 to $1,024,119 an increase of 157 percent due mainly to the higher legal and professional fees resulting from various administrative matters, increased travel expenses and higher executive salaries.

INTEREST EXPENSE
Interest expense was $185,628 in the 1997 period compared to $139,301 for the comparable 1996 period primarily due to the increase in bridge loans in the 1997 period, partially offset by a decrease in long-term debt.

INCOME TAXES

As of November 30, 1997, the tax effects of temporary differences for depreciation, amortization, and valuation allowances from current and prior periods and net operating loss carryforwards could give rise to the recording of deferred tax assets. The Company is unable to reasonably determine the amounts of net operating loss carryforwards available to offset against future taxable income. Furthermore, the Company was unable to determine whether it was more likely than not that the deferred tax asset would be realized, therefore a 100% valuation allowance was established.

NET INCOME
As a result of the above, there was a net income for the nine months ended November 30, 1997 of $23,654 compared to a net loss of $66,171 in the 1996 period.

                         LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 1997, the Company's current liabilities exceeded current assets by $767,714. This was due to cash used in operations and investing activities, offset by the bridge loans from related parties, bridge loans from unrelated parties, the proceeds from private placements and the advance payments from a certain customer. The use of cash is consistent with the Company's strategic plan for strong growth and the Company feels that progress has been made during the period. With a continuation of a strategic focus on growth in the volume of plasma collected and expanding the Company's international presence, the short-term impact on the Company's earnings and cash flow has been to defer significant profitability and positive cash flows. The Company believes that the acquisition of the five American Plasma centers will provide a significant increase to volumes. In addition, the volumes in several of the newly established centers are continuing to increase and will reach maturity during the coming fiscal year. The Company expects that improved plasma pricing and recently negotiated reductions in the cost of softgoods, supplies and testing will result in improved gross margins. Meanwhile, the Company's projected capital requirements for fiscal 1998 include the establishment of additional plasma centers and the acquisitions of Western States Plasma Group, Inc. and Consolidated Technologies, Inc. and an affiliate.

Net cash used in operations increased from $470,322 for the nine months of 1996 to cash used in operations of $4,147,679 for the comparable period in 1997.
The increase was primarily the result of an increase in accounts receivable related to the payment terms of the Grupo Grifols agreement, an increase in inventory associated with a thirty day hold period persuant to the terms of the Grupo Grifols agreement, an increase in inventory related to the new First Time Donor program initiated by ABRA effective July 1, 1997, and the establishment of the new centers.

Cash flows used in investing activities for the nine months ended November 30, 1997 was $2,529,579 compared to $975,184 for the comparable prior year period. This increase in cash used resulted primarily from the acquisition of the American Plasma centers and the capital requirements of the newly established plasma collection centers in Raleigh, Macon, Pasco, Toledo, Pocatello, Wilmington and Savanah.

Cash flows provided by financing activities was $6,912,544 for the current year period compared to $1,137,183 for the comparable prior period. This increase was mostly due to the proceeds of various private placements, bridge loans from both related and unrelated parties and the advance payments from a customer which were used to finance the Company's expansion program and for working capital.

Management believes that the funds necessary to meet the Company's projected capital requirements for the balance of fiscal 1998 will continue to exceed internally generated cash flows and accordingly will need be funded by a combination of internally generated cash flows, short-term bridge financing, private placements, a subordinated debt placement and/or a possible public offering. Accordingly, the Company is currently evaluating alternatives for providing the required funding.

                                   SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SeraCare, INC.
                                 --------------
                                  (Registrant)

Dated: January  14, 1998                By:  /s/    Barry D. Plost
                                             --------------------------------
                                             Barry D. Plost, President & CEO

                                        By:  /s/    Jerry L. Burdick
                                             --------------------------------
                                             Jerry L. Burdick
                                             Principal  Accounting and
                                             Finance Officer