Form 10KSB40
period 1998-02-28
SERACARE INC
filed 1998-05-28
CIK 1016608

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10 - KSB

( ) ANNUAL REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended  FEBRUARY 28, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


For the transition period from __________________ to ___________________

Commission file number 0-21781

                                   SERACARE, INC.
-------------------------------------------------------------------------
               (Name of Small Business Issuer in its charter)

     Delaware                                          95-4343492
------------------                                ------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

1925 Century Park East, Suite 1970
Los Angeles, California                                   90067
-------------------------------                      --------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number:  (310) 772-7777
                            --------------
Securities  registered under Section 12(b) of the Exchange Act:    NONE

Securities to be registered under Section 12(g) of the Exchange Act:

                           Common Stock, $.001 Par Value
                           -----------------------------
                                  (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

The issuer's revenue for its fiscal year ended February 28, 1998 was $12,410,970.

As of April 30,1998, the aggregate market value of the issuers voting shares held by non-affiliates was approximately $46,993,222 based on the last price per share of such common stock at which the stock was sold on such date as reported by the AMEX.

As of April 30, 1998, the issuer had 7,335,539 shares of its common stock, $.001 par value issued and outstanding, of which 125,000 shares were deemed.

Transitional Small Business Disclosure Format  Yes___ No_X__

                                    PART I

ITEM 1.   BUSINESS

CAUTIONARY  NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that the Company "expects," "estimates," "anticipates," or "believes" and all other statements concerning future financial results, product offerings or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those factors, risks and uncertainties include, but are not limited to: the positioning of the Company's products in the Diagnostic and Therapeutic Plasma Products industry; the Company's ability to effectively manage its various businesses in a rapidly changing environment; the impact of new blood safety measures by the American Blood Resources Association or FDA which could disqualify certain of the Company's current donors or impose excessive new costs through new or revised testing and/or screening requirements; new competition for donors and customers; the Company's dependence on a few major customers and its ability to negotiate new agreements with such customers with favorable terms and conditions; the inability of the Company to obtain FDA approval of newly established centers; the ability of the company to integrate newly acquired company's with geographically separated organizations, different business backgrounds and different corporate cultures; and the introduction of synthetic products which could eliminate the need for plasma products.

DESCRIPTION OF THE BUSINESS

SeraCare, Inc. ("SeraCare" or the "Company") was incorporated under the laws of the State of Delaware in 1991 and changed its name from American Blood Institute, Inc. to SeraCare, Inc. effective February 6, 1996. The Company's principal business and executive offices are at 1925 Century Park East, Suite 1970, Los Angeles, California 90067, telephone (310) 772-7777.

COMPANY HISTORY. SeraCare, Inc. emerged from a Chapter 11 reorganization in February of 1996 under a new management team and with a strategic plan for expansion and growth. In the two years since such emergence, the Company has: made several key acquisitions including Western States Group, Inc. (herein referred to as "Western States") and Consolidated Technologies (herein referred to as "CTI"); expanded its plasma collection centers from six locations to eighteen; and recruited some of the leading experts in the industry to join the board of directors and direct the operations of the Company's three divisions. SeraCare, Inc. went public in May 1996 on the OTC Bulletin Board and is now listed on the American Stock Exchange under the symbol SRK.

PRINCIPAL BUSINESS OPERATIONS Organizationally, the Company consists of three divisions: Consolidated Technologies Division; Western States Plasma Division; and Biologics Division. With the acquisitions of Western States and CTI, SeraCare has become a fully integrated collector, manufacturer and marketer of plasma based diagnostic products and tests. Western

States has also provided expanded worldwide marketing with its domestic customer base and an extensive European and Asian presence. In addition, the Company's Biologics Division continues to be a factor in the business of collecting and selling source and hyperimmune plasma to manufacturers of pharmaceutical and diagnostic products (called Fractionators). During the fiscal year ended February 28, 1998, the Company collected and sold two hyperimmune plasmas, Cytomegalovirus Antibody Plasma (CMV) and Tetanus Antibody Plasma. Of the Company's total volume of plasma, about 85% consisted of Source Plasma and approximately 15% represented hyperimmune plasma. The Company's customers process plasma into such products as gamma globulin (used to provide passive immunity for infectious diseases such as hepatitis B, tetanus and rabies), the Antihemophilic factor (used to treat hemophiliac victims), normal serum albumin (used for shock, trauma and burn victims), diagnostic test kits for hepatitis and allergies, and blood bank typing reagents. The Company has also initiated specialty plasma programs. While these programs are only in the early stages of development, initial results coordinated through the efforts of Western States and CTI have been promising.

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

The Company currently sells the source plasma it collects primarily to fractionators under one to three year renewable contracts which allow for annual pricing adjustments. The fractionators process the plasma into therapeutic products which are then sold for distribution to the end users of the products. None of the source plasma collected by the Company is sold or administered to an end user without being processed by a fractionator.

CURRENT OPERATIONS.

BIOLOGICS DIVISION. The Biologics Division currently conducts its business through four wholly-owned subsidiaries: AVRE, Inc., a Nevada corporation, Binary Associates, Inc., a Colorado corporation, BHM Labs, Inc., an Arkansas corporation, and SeraCare Acquisitions, Inc., a Nevada corporation. On April 1, 1997 and May 1, 1997 the Company opened newly established centers in Pasco, Washington and Toledo, Ohio respectively. In June 1997, the Clearfield, Utah center became fully licensed by the FDA and QPP certified. On August 13, 1997, the Company completed an Asset Exchange with Serologicals, Inc. whereby it received: Reno Plasma, Inc. located in Reno, Nevada; the Simi Biological Resources, Inc. plasma collection center located in Ft. Smith Arkansas; and $250,000 in cash in exchange for two (2) plasma collection centers located in Colorado Springs, Colorado and one center located in Pueblo, Colorado. In September 1997 the Company opened a plasma collection center in Pocatello, Idaho. On November 29, 1997, the Company completed an Asset Purchase Agreement whereby it acquired five operating plasma collection centers from American Plasma Management, Inc. which were located in South Bend, Indiana; Kalamazoo, Michigan; Boise, Idaho; Reno, Nevada; and Salt Lake City, Utah. The Company has also opened new centers in Raleigh, North Carolina, which opened on December 17, 1996; Macon, Georgia, which opened on December 18, 1996; and Savannah, Georgia which opened on March 1, 1998. The Macon, Raleigh, Pasco and Toledo centers are operating under a Reference Number from the FDA pending approval of its license application. Collection centers which have not received FDA approval of its license application are allowed to operate under a Reference Number and process donors in order to develop sufficient training and records for review by FDA inspectors to establish the locations ability to comply with FDA Regulations. Such centers are however, precluded from selling any of the collected plasma until final approval of its license application. Historically, it has taken approximately twelve to eighteen months from date of filing to obtain final FDA approval. The Company's customers require both an FDA license and QPP Certification under all current contracts. QPP Certification for such centers is requested when the FDA license application has been approved and takes approximately six to eight weeks.

As of May 1, 1998, the Company had seventeen plasma collection centers in operation which were located in: Las Vegas, Nevada; Clarkesville, Tennessee; Phoenix, Arizona; Ft. Smith, Arkansas; Clearfield, Utah; Raleigh, North Carolina; Pasco, Washington; Toledo, Ohio; Macon, Georgia; Savannah, Georgia; Reno, Nevada (2); South Bend, Indiana; Kalamazoo, Michigan; Boise, Idaho; Pocatello, Idaho; and Salt Lake City, Utah. As of May 1, 1998, such centers were collecting plasma at an annualized rate of about 285,000 liters.

The Company has also completed the construction phase for a plasma center which is expected to open about June 1, 1998 in Wilmington, Delaware.

The plasma centers are operating under the tradename "SeraCare" which is registered with the United States Patent and Trademark Office.

During the fiscal year ended February 28, 1998 about forty nine percent of plasma revenue was from Grupo Grifols, S.A. the leading fractionator in Spain. These sales were made under a renewable contract, the initial term of which expires December 31, 1998. About twenty three percent of plasma revenue was from sales to Alpha Therapeutic, a subsidiary of Green Cross Corporation of Japan ("Alpha"). Alpha and the Company terminated the plasma contracts effective July 31, 1997. About fifteen percent of plasma revenue was from sales to DCI Management Group, Inc. Such sales were under an agreement for CMV plasma which was terminated effective December 31, 1997.

In addition, there is a very active "Spot Market" for plasma via which the Company could sell excess plasma should any of their location contracts not be renewed. Prices for "Spot Market" plasma vary, but generally run ten to fifteen percent higher than the Company's current contract pricing.

Recently opened centers including Clearfield, Utah; Raleigh, North Carolina; Toledo, Ohio; Macon, Georgia; and Pasco, Washington have been contractually committed to North American Biologics, Inc. contingent upon final approval of the FDA license applications and QPP certifications for those centers. Clearfield received final FDA license approval and QPP certification effective June 1, 1997. As of February 28, 1998, final FDA approval and QPP certification was pending for Raleigh, Macon, Pasco and Toledo.

Most of the Company's revenue is derived under contracts and relationships which once established continue to be renewed. The plasma collected by the Company is generally used in the manufacture of therapeutic products to treat certain diseases. Several companies are attempting to develop and market products to treat these diseases based upon technology which would lessen or eliminate the need for human blood plasma. Such products, if successfully developed and marketed, could adversely affect the demand for plasma. Products utilizing technology developed to date have not yet proven as cost-effective or as marketable to healthcare providers as products based on human blood plasma. However, there can be no assurances that such technology will not ultimately become economically viable and cause a severe adverse impact upon the Company and the plasma industry as a whole.

WESTERN STATES PLASMA DIVISION. Effective January 1, 1998 SeraCare acquired all of the stock of The Western States Group, Inc., a California corporation (herein referred to as "Western States"). In the acquisition, SeraCare acquired all of the operating assets of Western States which included but are not limited to: cash; trade accounts receivable; inventories; certain furniture and fixtures; all machinery and equipment; all leasehold improvements; all licenses and other intangible properties including certifications, FDA licenses and trademarks; and all rights and interests arising under or in connection with any contracts with customers to which Western States is a party. See Note 1 of Notes to Consolidated Financial Statements for further information on the acquisition.

The Western States Plasma Division operates through Western States Group, Inc., and is located in Fallbrook, California. Western States is an FDA licensed worldwide marketing organization for therapeutic based blood plasma products, diagnostic test kits, specialty plasma and bulk materials, with offices in Helsinki, London, Milan, Tel Aviv, Seoul and Hong Kong. Western States is a vendor approved supplier to 507 pharmaceutical and other healthcare companies, including being listed as an Exclusive Supplier in several customers regulatory applications with the FDA. Western States has also helped certain customers develop internal protocols and standards used to establish quality control benchmarks and has performed various other value-added services for its' customers in order to establish solid relationships. This Division's primary focus is on multinational biotech, pharmaceutical and technology products. Western States generally sells its plasma under purchase order agreements, but is also active in the spot market and has been successful in sourcing and distributing plasma based products in time sensitive situations.

CONSOLIDATED TECHNOLOGIES DIVISION. Effective January 1, 1998, the Company acquired substantially all of the operating assets of Consolidated Technologies, Inc., a Texas corporation and Conco Associates, Inc. (dba Cone Biotech), a Texas corporation (collectively herein referred to as "CTI" ) located in Austin, Texas. Under terms of the Asset Purchase Agreement, the assets acquired included but are not limited to: certain real property; all furniture and fixtures; all machinery and equipment; all leasehold improvements; all licenses and other intangible properties including certifications, FDA licenses and trademarks; all inventories; and all rights and interests arising under or in connection with any contracts with customers or potential customers to which CTI is a party. See Note 1 of Notes to Consolidated Financial Statements for further information on the acquisition.

 The Consolidated Technologies Division operates through SeraCare Technology, Inc., a Nevada corporation and consists essentially of the operating assets acquired in the Consolidated Technologies, Inc. transaction. Located in Austin, Texas, Consolidated Technologies is a biomedical company which currently manufacturers over 200 plasma based diagnostic products consisting primarily of proficiency test specimens, controls and calibrators. Consolidated Technologies supplies two of the leading proficiency testing services in the United States who use these products to test members of their respective organizations. Laboratories and other healthcare companies use controls, calibrators and standards to assess the accuracy and precision of laboratory test methods and instruments. Consolidated Technologies' products include biological materials and private-labeled products for manufacturing or laboratory use. Products have applications in most laboratory test disciplines, including serum chemistry, urine chemistry, toxicology, immunology/serology, coagulation, and infectious disease. In joining SeraCare, Consolidated Technologies has established itself as a diagnostic products manufacturer with an in-house supply of specialty plasma. This "Closed Loop" cycle from donor to end product is expected to significant improve quality control, turnaround time and the cost of delivering the final products to customers.

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

SeraCare has established the position of "Director of Compliance". This position serves as the communication link between the company and the FDA. The Director of Compliance makes periodic unannounced compliance inspections at the centers, simulating the FDA inspections. Fractionators (manufacturers to whom we sell the plasma) also conduct compliance inspections in our centers on an annual basis. Because some of our products find their way into Europe and Asia, the Company is also periodically inspected by members of other country's regulatory equivalent to the FDA. The focus of all inspections and review processes is to ensure that each of the Company's centers are in compliance with all customer, European or FDA regulations that protect the integrity of the products and the safety of the donors.

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

Part of the required compliance is that centers participate in a quality
control program which is CLIA approved.   Consistent with such quality
control program, center personnel perform tests, the results of which are transmitted to program administrators. The results must fall within an acceptable range in order for the center to maintain its CLIA approval. To date, no SeraCare center has failed to obtain CLIA approval.

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

ALL OTHER STATES

All other states in which SeraCare operates have regulations that parallel the federal regulations. Most states do conduct periodic unannounced inspections and require licensing under each state's procedures. The Company currently has no unresolved issues relating to any state regulations.

INDUSTRY STANDARDS

AMERICAN BLOOD RESOURCES ASSOCIATION:

The American Blood Resources Association ("ABRA"), an industry organization headquartered in Maryland, represents the majority, by far, of both plasma collection companies and manufacturers. ABRA has established a voluntary program in which member centers agree to adhere to a set of standards that exceed those of FDA or state and local agencies. This program, entitled the Quality Plasma Program ("QPP"), has been supported by the FDA, the National Hemophilia Association as well as many European regulatory agencies. The QPP program requires a biannual inspection which focuses on: employee training; facilities, including cleanliness; and donor selection. The QPP criteria includes but is not limited to:

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

All of the Company's operating centers are QPP certified with the exception of the four centers for which final FDA license approval is pending. All of the Company's newly established centers and initial stage centers have been designed and planned to QPP specifications.

During the past five years, the QPP program has created a higher level of performance criteria with a focus on upgrading the image of the U.S. plasma collection industry. Examples of the requirements which are enforced by the FDA, state authorities and ABRA include: upgraded standards for the physical facilities; higher standards for Standard Operating Procedures; strict screening of donors for drugs and disease; verified addresses for all donors; use of a national registry of deferred donors; and controlled viral reactive rates to insure they remain within prescribed limits. The Quality Plasma Program ("QPP") is designed to eliminate the collection of plasma from donors who are homeless, transient or drug addicted. In addition, it requires all certified centers to maintain documented and approved employee-training programs. All testing required by the center must be performed in a QPP-approved laboratory.

The Company closely monitors compliance with applicable governmental regulations, ABRA standards imposed through QPP and the Company's own quality assurance standards. In addition, contracts with fractionators require that individual locations be reviewed and approved by such customer in order to allow them to sell their end products in various countries throughout the world.

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

Pursuant to FDA Regulations, plasma collected by the Company is placed in storage on site while a sample thereof is sent to a lab for testing. No plasma can be shipped unless test results are received which indicate the plasma is free of any bacterial or viral occurrences. If results of the testing indicate any bacterial or viral presence, the Company now has various customers who use such plasma for diagnostic and/or research purposes. If the plasma cannot be sold as source plasma or specialty plasma, it is generally destroyed. In addition, each of our customers (fractionators) has its own STANDARD OPERATING PROCEDURES which SeraCare, Inc. is obligated to follow. These procedures which are prepared and provided by the fractionator, carefully spell out all safety related instructions. In accordance with such procedures, all initial donors are given a physical examination before being accepted as a plasma donor. Additionally, every time the donor donates, he is tested for the presence of blood borne pathogens such as hepatitis B, hepatitis C, HIV (antigen and antibody)and liver enzymes (indication of liver disease, such as other types of hepatitis). The donor is also checked for serum protein content and hematocrit (percent of red blood cells in serum). These tests serve as a safety mechanism for both the donor and the plasma. New donors are also checked for syphilis and drug use. Repeat donors are re-tested for syphilis three times each year and for drug use once each year.

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

   SPECIALTY PLASMAS

   Specialty Plasmas generally contain high concentrations of specific antibodies and are used primarily to manufacture immune globulin therapeutic products which bolster the immunity of patients to fight a particular infection or to treat certain immune system disorders. Following advances in intravenous therapy in the mid-1980s, use of specialty plasmas for therapeutic purposes significantly increased. Among the current uses for specialty plasmas are the production of products to prevent hepatitis, Rh incompatibility in newborns, tetanus and rabies. Specialty plasmas are also widely used for diagnostic and tissue culture purposes. Depending on the rarity of the antibody or medical history of the donor, the pricing for specialty plasmas currently ranges from $95 to $3,500 per liter. The average spot price (free market price) of source plasma is currently approximately $90. Most specialty plasma is derived serendipitously (not the result of stimulation) which poses no abnormal risk to the plasma collector.

   The Company currently collects and sells both source plasma and specialty plasmas, including Cytomegalovirus Antibody Plasma (CMV), Tetanus Antibody Plasma and various other specialty antibody plasma . The Company has initiated a program that emphasizes the collection of specialty plasmas by identifying potential specialty plasma donors through various screening and testing procedures.

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


    [MAP OF THE UNITED STATES SHOWING THE NUMBER OF PLASMA CENTERS BY STATE]


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

   The  four leading fractionators in the  United States are:

          ALPHA THERAPEUTIC           a subsidiary of The Green Cross Corp.
          CORPORATION                 of Japan

          CENTEON                     a subsidiary of Rhone-Poulenc-Rorer, a
          PHARMACEUTICALS             French government owned pharmaceutical
                                      conglomerate

          BAYER CORPORATION           a division of Germany's Bayer A.G.

          BAXTER, INC.                a division of Baxter, Inc., an  $8.1
                                      billion revenue U.S. company.



                                 CURRENT OPERATIONS

   CURRENT PLASMA CENTERS

   As of May 1, 1998, the Biologics Division had seventeen plasma centers in operation located in: Las Vegas, Nevada; Clarkesville, Tennessee; Phoenix, Arizona; Ft. Smith, Arkansas; Clearfield, Utah; Raleigh, North Carolina; Pasco, Washington; Toledo, Ohio; Reno, Nevada (2); South Bend, Indiana; Kalamazoo, Michigan; Boise, Idaho; Pocatello, Idaho; Savannah, Georgia; Salt Lake City, Utah; and Macon, Georgia. As of May 1, 1998, such centers were collecting plasma at an annualized rate of about 285,000 liters. The Raleigh, Macon, Pasco, and Toledo, centers which opened December 17, 1996, December 18, 1996, April 1, 1997 and May 1, 1997 respectively were operating under Reference Numbers pending FDA approval of license applications and were not allowed to sell or ship plasma during the period, although they were collecting plasma during the period.

   The Company has also completed the construction phase for a plasma center which is expected to open about June 1, 1998 in Wilmington, Delaware.

   The Company collected approximately 215,600 liters of plasma in the fiscal year ending February 28, 1998. This represented a 52%, or approximately 74,100 liters, increase over the same 1997 period. The actual total liters collected includes the impact of the asset exchange with Seralogicals, Inc in August 1997 and the acquisition of the five operating centers from American Plasma Management, Inc. on November 29, 1997. The liters collected also includes plasma collections from six newly established centers which opened for business in November 1996, December 1996 (2), April 1997, May 1997 and September 1997. Accordingly, the current collection rate on an annualized basis would be about 285,000 liters.

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

   QUALITY AND OPERATIONAL CONTROLS

   Through its QPP and internal operating procedures and policies, the Company strives to maintain a high level of quality control. The Company's policies require that donor charts be audited on a daily basis, and that equipment be regularly re-calibrated. Quality control records and procedures are maintained at a detailed level.

   TRAINING

   The Company is focusing on two levels of training: (a) technical training of employees; and (b) center management skills and development.

   All employees are required to read and study detailed training materials and are then given a written test covering that material. Results of the written tests must be kept available for FDA inspection. Employees are also required to demonstrate specific skills to an FDA-certified trainer. Each level of an employee's training is tracked and documented and each employee is required to be re-tested on all material every six months. All employees are "cross trained" in all three of the center's functional areas, allowing for more efficient scheduling. Ongoing or continuing education sessions are periodically held to review new procedures, equipment and FDA requirements. All training documentation is subject to FDA approval.

   It is the Company's philosophy to continually develop competent individuals within the Company to move into management positions. Selected individuals are sent to outside management development seminars in addition to the in-house program of development. Consequently, all of the open manager positions during the past three years have been filled with existing in-house personnel.

   EMPLOYEES

   As of May 1, 1998, the Company employed 322 full time employees and 64 part time employees. The Biologics Division employed 249 full time, of which 22 were nurses, one was a doctor and the balance were cross-trained as technicians, receptionists and phlebotomists. The Biologics Division also employed 64 part time employees of which 16 were nurses and balance were cross-trained as technicians, receptionists and phlebotomists. The Western States Plasma Division employed 14 full time employees, the Consolidated Technologies Division employed 54 full time employees and the corporate office consisted of five full time employees as of May 1, 1998.

   The Company believes that the relations between the Company's management and its employees are good, although there can be no assurances that such relations will continue. The inability of the Company to attract or retain qualified personnel could have a material adverse effect on the Company.

   ITEM 2. PROPERTIES

   The Company currently occupies twenty five locations
   with executive offices at 1925 Century Park East, Suite 1970, in Los Angeles; Western States Division in Fallbrook, California; Consolidated Technologies Division in Austin, Texas; and twenty two plasma center locations in: Las Vegas, Nevada (2 locations); Clarkesville, Tennessee; Phoenix, Arizona; Colorado Springs, Colorado; Pueblo, Colorado; Ft. Smith, Arkansas (2 locations); Clearfield, Utah; Raleigh, North Carolina; Macon, Georgia; Pasco, Washington; Toledo, Ohio; Savannah, Georgia; South Bend, Indiana; Kalamazoo, Michigan; Pocatello, Idaho; Boise, Idaho; Salt Lake
   City, Utah; Reno, Nevada (2 locations); and Wilmington, Delaware.   Salt
   Lake City, Kalamazoo, and South Bend were acquired in the American Plasma Management acquisition and are owned locations. The balance of the indicated locations are leased. All of the Company's leased property, comprising twenty two locations and approximately 136,000 square feet, is leased from unaffiliated parties under leases expiring through 2006. Most of these leases contain renewal options which permit the Company to renew the leases for periods of from two to five years at the then fair rental value. One of the Company's leases is on a month-to-month basis. The Company believes that in the normal course of its business it will be able to renew or replace its existing leases. The Company believes that the space it occupies is adequate for its existing operations.

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

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   Not Applicable.



                                      PART II

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

   (a)  MARKET INFORMATION:

   The Company's Common Stock is quoted on AMEX and is traded under the symbol "SRK". The Company emerged from bankruptcy on February 6, 1996 and began trading on the Bulletin Board in May 1996. On March 25, 1998 the Company's Common Stock began trading on the American Stock Exchange (AMEX). The following table sets forth the range of bid prices for the Common Stock during the periods indicated, and represents inter-dealer prices, without retail mark-up, mark-down or commission to the broker-dealer, and may not represent actual transactions. The information summarized in the following table has been derived from the NASD's Monthly Statistical Report.

   The Company's Common Stock was not traded on any market prior to May 1996.



                                                                 High      Low
                                                                 -----    -----
   For the period May 1, 1996 through May 31, 1996               1 1/2    1
   For the period June 1, 1996 through August 31, 1996           1 3/4    1/2
   For the period September 1, 1996 through November 30, 1996    2        1/2
   For the period December 1, 1996 through February 28, 1997     3 9/16   1 1/8


   For the period March 1, 1997 through May 31, 1997             3 1/4    2
   For the period June 1, 1997 through August 31, 1997           5 1/8    1 7/8
   For the period September 1, 1997 through November 30, 1997    6 7/16   2 1/2
   For the period December 1, 1997 through February 28, 1998     7 5/16   6 1/16


   (b)  HOLDERS:
                                 Approximate Number of
                                  Record Holders (as
   Title of Class                 of April 30, 1998)
   --------------                 -------------------
   Common Stock, $.001 par value        413 (1)


   ---------------------------
   (1) Certain of the Company's shareholders hold shares under "street name" and are not identified individually. Accordingly, the Company estimates that it has a total of approximately 460 beneficial shareholders.

   (c)  DIVIDENDS:

   The Company has never paid cash dividends on its Common Stock. Pursuant to the terms and conditions of the $16 million subordinated debenture and the $10 million revolving line of credit, the Company may not declare or pay dividends, except that SeraCare, Inc. may issue warrants, options, stock, rights or any other form of equity security as a dividend. The declaration and payment of dividends in the form of equity securities by the Company's board of directors will depend, among other factors, on earnings as well as the operating and financial condition of the Company. At the present time, the Company does not expect to declare or issue any dividends within the foreseeable future.

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

                              1998 AS COMPARED TO 1997
                               RESULTS OF OPERATIONS
SALES

Net sales increased by $5,749,291 to $12,410,970, an increase of eighty six percent. The primary factors reflected in those results were: the acquisition of the Western States Plasma Division and the Consolidated Technologies Division effective January 1, 1998, which added $3.1 million and $.8 million respectively to revenue during the period and the increased volumes of plasma which added $1.8 million to revenue. The Company collected about 215,569 liters of plasma during the year ended February 28, 1998 compared to about 140,540 for the comparable prior period or an increase of fifty three percent. The increased volumes were the result of the acquisitions of the five operating plasma collection centers from American Plasma Management, Inc. and revenue generated by the FDA approval of newly established centers in Clearfield and Pocatello. The newly established centers in Raleigh, Macon, Pasco and Toledo were operating under a Reference Number from the FDA during 1998 and were thus not allowed to sell or ship plasma during the period, although they were collecting plasma during the period.

GROSS PROFIT

Gross profit increased by $1,123,713 or 219 percent in 1998 to $1,636,572 primarily due to the acquisition of the Western States Plasma Division and the Consolidated Technologies Division effective January 1, 1998 which contributed $649,876 and $396,865, respectively. Also contributing to the increase in gross margin was the Biologics Division which contributed $76,972 as a result of increased revenue mostly offset by increased operating costs. As a result of the aforementioned, the gross profit percentage increased from 7.7% in fiscal 1997 to 13.2% in fiscal 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative expenses for 1998 were higher by $726,117 or 96 percent. This increase was primarily due to the acquisition of the Western States Plasma Division and Consolidated Technologies Division effective January 1, 1998; higher legal and professional fees; increased travel expenses; increased salary expense; higher general insurance costs; and increased consulting fees; partially offset by lower non-cash general and administrative expenses.

INTEREST EXPENSE / NON-CASH INTEREST EXPENSE

Interest expense increased by $250,464 in fiscal 1998 as a result of the increased debt during the year, including the $2.6 million in bridge loans which were acquired at various times throughout the year; the $16 million in subordinated debentures issued February 1998 and the $600,000 note associated with the purchase of the five operating plasma collection centers on November 29, 1997. Partially offsetting was a decrease in non-cash interest expense of $25,614. The current year consists primarily of the amortization of the original issue discount related to the issuance of the $16 million subordinated debentures.

OTHER ITEMS

Other income includes $801,215 from a one-time non-operating gain realized from the sale of salvage plasma material.

INCOME TAXES

State income taxes were higher by $9,000 due to the profitability of certain operations and minimum state taxes in certain states.

NET INCOME

As a result of the above, there was a net income for the year ended February 28, 1998 of $453,853 compared to a net loss of $511,108 in 1997.

                          LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 1998, the Company's current assets exceeded current liabilities by $9,444,126, an improvement of $9,834,761 when compared to the year earlier date of February 28, 1997, at which time the Company's current liabilities exceeded current assets by $390,635. This improvement was primarily due to the issuance of $16 million in subordinated debt on February 13, 1998 and the proceeds of $5,425,216 from various private placements of the Company's common and preferred stock. Also contributing were the acquisitions of the Western States Division and the Consolidated Technologies Division which contributed $2.0 million and $.9 million respectively to working capital.

In the Biologics Division, the Company opened new centers on April 1, 1997, May 1, 1997, September 23, 1997 and March 1, 1998 and is planning an additional opening on June 1, 1998. In addition, the Company acquired five
(5) operating plasma centers in November 1997. As a result of this expansion, the Company's current annualized rate for collections is 285,000 liters of plasma compared to 191,000 a year ago. New plasma contracts with Grupo Grifols and North

American Biologics, Inc. combined with more favorable pricing on softgoods and testing have resulted in improved margins. Partially offsetting those benefits, has been the establishment of a 60 day hold on plasma shipments to Spain and a slower than expected process of receiving final FDA license approval for the newly opened centers. The Company continues to believe that demand for plasma and plasma products will continue to accelerate through calendar 1998 and 1999 and has accordingly established itself in a strong growth posture in order to be able to meet the strong increased demand. The Company believes that recent occurences in the plasma industry such as the "Mad Cow" disease in Great Britain and the destruction of over 300,000 liters of plasma by domestic fractionators due to quality control issues have eliminated excess inventories and will add significantly to the expected increase in demand. With this background, the Company is focused on growth in the volume of plasma collected in order to capitalize on the anticipated market conditions. The acquisition of the Western States Division has provided worldwide marketing of plasma and plasma products in both the therapeutic and diagnostic segments of the blood products industry and the acquisition of the Consolidated Technologies Division will utilize the Biologics Division to establish itself as a diagnostic products manufacturer with an in-house supply of specialty plasma. This "Closed Loop" cycle from donor to end product is expected to significantly improve quality control, turnaround time and the cost of delivering end products to customers. These two acquisitions are reflective of the Company's commitment to growth. Meanwhile, the Company's projected capital requirements for the coming year include the establishment of and/or acquisition of more plasma centers in addition to expansion of both the Consolidated Technologies Division and the Western States Division.

Net cash used in operations totaled $5,103,631 for fiscal 1998 as compared to $745,309 for fiscal 1997. The increase in cash used in operations was primarily related to: extended payment terms of the Company's primary customer; the 60 day holding period requirement of the Company's primary customer; and the increased inventory and accounts receivable associated with the 53% increase in volume of plasma collected. Partially offsetting were: a net income in the 1998 period compared to a net loss for the comparable prior year period; an increase in accounts payable and accrued expenses related to the increased number of plasma collection centers and the direct costs related to the increased volumes; and an increased cash flow benefit from depreciation and amortization expense. Cash flow from investing activities for the year ended February 28, 1998 resulted in net cash used of $12,871,130 compared to $1,584,401 for the comparable prior year period.
This increase in cash used resulted from the acquisitions of Consolidated Technologies, Inc., Western States Group, Inc. and American Plasma Management, Inc. and from the capital requirements of the newly established plasma collection centers in Pasco, Toledo, Pocatello, Savannah and Wilmington. Cash flows provided by financing activities was $22,928,208 for the current period compared to $2,293,311 for the comparable prior year period. This increase was primarily due to the issuance $16 million in subordinated debentures in February 1998; the multiple private placements of $5,425,216 of the Company's common and preferred stock; the proceeds from bridge loans from officers and directors which totaled $1,924,000; and the proceeds from various other notes which totaled $1,946,947. This was partially reduced by repayments made on long-term debt and the notes payable.

The year ended February 28, 1998 was a year of continued consolidation, growth and of solidifying the financial position of the Company through the issuance $16 million in subordinated debentures in February 1998 and the multiple private placements of $5,425,216 of the Company's common and preferred stock.

SUBSEQUENT EVENT

Effective April 24, 1998, the Company consummated a $10 million, two-year revolving line of credit with Brown Brothers Harriman & Co. Proceeds from the financing will be used for general working capital. Under the terms of the agreement, interest will accrue at the Bank of Boston prime rate plus .75 base points and will be payable quarterly. The agreement contains various covenants relating to : minimum effective capital; maximum ratio of total liabilities divided effective capital; a minimum current ratio; a minimum ratio of EBITDA divided by interest expense plus capital; and various other non-financial covenants relating to restrictions on additional indebtedness; guarantees and cross guarantees of indebtedness; limitations on investments; and restrictions on asset sales, mergers, changes in control, divestitures, acquisitions, dividends and distributions.

As part of this transaction, the Company agreed to pay to Brown Brothers Harriman a placement fee of $25,000 plus certain costs of the closing such as legal fees and agreed to maintain a minimum cash balance of $150,000. The Company also delivered to the lender warrants to purchase an aggregate of 13,793 shares of the Company's common shares at any time at an exercise price of $.01 per share. Brown Brothers & Harriman is secured by all the assets of the Company as the senior lender ahead of all other lenders.

In connection with this transaction, the Company also paid Sutro & Co. a finders fee and certain related expenses totaling $161,175.

Management believes that the new revolving line of credit combined with internally generated cash flows will be sufficient to meet the ongoing working capital requirements of the Company. Any significant acquisitions or major expansions, however, may require additional financing which could require additional debt, private placements or a public offering.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard No. 129, "Disclosure of Information about Capital Structure," ("SFAS 129") issued by the FASB is effective for financial statements with fiscal years ending after December 31, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superceded by SFAS No. 128. The Company adopted SFAS No. 129 on December 15, 1997 and it did not have any material effect on its financial position or results of operations.

Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," ("SFAS 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS 130 to have any material effect on its financial position or results of operations.

Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company does not expect adoption of SFAS 131 to have a material effect on its financial position or results of operations.

Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," (SOP 98-5) issued by the American Institute of Certified Public Accountants is effective for financial statements beginning after December 15, 1998. SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred. Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer (excluding ongoing customer acquisition costs, such as policy acquisition costs and loan origination costs) or beneficiary, initiating a new process in an existing facility, or commencing some new operation. The Company anticipates that adoption of SOP 98-5 will have an effect on its results of operations but has not yet determined the amount of such effect.

INFLATION

Management believes that inflation generally causes an increase in sales prices with an offsetting unfavorable effect on the cost of products sold and other operating expenses. Accordingly, with the possible impact on interest rates, management believes that inflation will have no significant effect on the Company's results of operations or financial condition.

YEAR 2000

The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in other normal business activities. The Company has invested in the latest hardware and software and accordingly management believes the Company is in full compliance with year 2000 standards and anticipates no problems in maintaining this compliance into the future.

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

                                                                                             Director
Name                      Age                   Position                                       Since
----                      ---   --------------------------------------------------    ----------------
Barry D. Plost..........   52   Chairman of the Board, President and CEO                        1996
Jerry L. Burdick........   58   Executive Vice President, Chief Financial Officer,              1995
                                 Secretary and a Director
Sam Anderson............   61   Director                                                        1996
Ezzat Jallad............   35   Director                                                        1996
Nelson Teng.............   51   Director                                                        1997
Robert J. Cresci........   54   Director                                              April 15, 1998
Michael F. Crowley......   54   Director                                              April 15, 1998
William J. Cone.........   47   Director                                              April 15, 1998
Susan Preston (1).......   42   Director                                                        1996

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

SAM ANDERSON was elected a Director effective April 16, 1996. Since April of 1996, Mr. Anderson has also been a consultant to SeraCare, Inc. in the areas of: finding and evaluating potential acquisitions; helping the Company in developing a strategic plan for increasing the volume of hyperimmune plasma collected including targeting the particular type of hyperimmune the company should target; and advising the Chief Executive Officer of the Company on industry trends and potential changes in regulations and the ramifications thereof. Mr. Anderson's role is strictly advisory and he has no direct reports within SeraCare, Inc. Since March 1991, Mr. Anderson has served as a consultant to various companies in the plasma business and specifically in pharmaceutical products, fractionation and hyperimmune plasma. From March 1990 to March 1991, Mr. Anderson served as president of Trancel, Inc., a start-up bio-tech development company in the area of insulin dependent diabetes and prior to that served as Chairman and Chief Executive Officer of Alpha Therapeutic Corporation, a manufacturer of pharmaceutical products and also the largest plasma collection company and fractionator in the world, until he retired in February 1990.

M. EZZAT JALLAD was elected a Director effective October 28, 1996. Mr. Jallad has been Chairman and President of Softpoint, Inc., which develops and markets point of sale software and hardware for the fast food and retail markets since June 1995. Previously, he was Executive Vice President of SCIM Corporation, a financial consulting firm, from April 1988 to May 1995.

DR. NELSON TENG was elected a Director effective January 29, 1997. Dr. Teng has been the Director of Gynecologic Oncology and Associate Professor of Gynecology and Obstretrics at Stanford University School of Medicine since 1981. Dr. Teng also co-founded ADEZA Biomedical in 1984, and UNIVAX Biologics in 1988. In addition, Dr. Teng has served as a scientific advisor and consultant to several biotechnology companies and venture capital firms and has authored over 100 publications and 15 patents. Dr. Teng serves on several other boards of directors.

MICHAEL F. CROWLEY, SR. was elected a Director effective April 15, 1998 and has also served as President of the Western States Plasma Division of the Company since February 1998. Mr. Crowley founded Western States Group in 1983. Prior to that, Mr. Crowley worked for 12 years for Baxter International, Inc. from 1970 to 1982 and served first as Sales and Operations Manager in Baxter's international division in England and later as Director of Operations for Baxter's diagnostic division, Hyland Laboratories, a pharmaceutical company.

WILLIAM J. CONE was elected a Director effective April 15, 1998 and has also served as President of the Consolidated Technologies Division of the Company since February 1998. Mr. Cone joined Consolidated Technologies, Inc. in 1972 (three years after his father founded the company in 1969) and was President and sole shareholder of the company from 1988 until February 1998. Mr. Cone attended Southwest Texas State University where he majored in microbiology.

ROBERT J. CRESCI was elected a Director effective April 15, 1998. Mr. Cresci has been a Managing Director of Pecks Management Partners Ltd., an investment management firm, since September 1990. Mr. Cresci currently serves on boards of Bridgeport Machines, Inc., EIS International, Inc., Sepracor, Inc., Arcadia Financial, Ltd., Hitox, Inc., Garnet Resources Corporation, Film Roman, Inc., Educational Medical, Inc, Source Media, Inc., Castle Dental Centers, Inc., Candlewood Hotel Co., and several private companies.

SUSAN PRESTON was elected a Director effective April 16, 1996. Ms. Preston has been a practicing attorney for the law firm of Weiss, Jensen, Ellis & Howard in Seattle, Washington since May 1994 and previously served as corporate counsel for various other companies. Susan Preston resigned as a director effective April 15, 1998.

Effective April 15, 1998, the Board of Directors consists of eight directors:
Barry D. Plost , Chairman, President and Chief Executive Officer; Jerry L. Burdick, Executive Vice President, Chief Financial Officer and Secretary; Michael F. Crowley, Sr., President of the Western States Plasma Division; William J. Cone, President of the Consolidated Technologies Division; Sam Anderson, outside Director; Robert J. Cresci, outside Director; Ezzat Jallad, outside Director; and Dr. Nelson Teng, outside Director.

ITEM 10. EXECUTIVE COMPENSATION

The Company has key man insurance on Barry D. Plost, Michael F. Crowley, Sr., and William J. Cone. SAM ANDERSON, an outside Director, has a consulting agreement with the Company which runs through March 31, 2002 at $50,000 per year plus fully vested options to purchase 30,000 shares of the Company's common stock at $1.50 per share which expire in three years. Mr. Anderson also was granted fully vested, three year options to purchase 20,000 shares of the Company's common stock at $1.00 per share in conjunction with a $100,000 bridge loan Mr. Anderson made to the Company on July 2, 1996 and on August 27,1997 was granted fully vested five year options to purchase 100,000 shares at $2.25. SUSAN PRESTON was granted fully vested, three year options to purchase 15,000 shares of the Company's common stock at $1.50 per share on April 16, 1996 and fully vested, five year options to purchase 15,000 shares at $2,25 on August 27, 1997. Susan Preston resigned as a director effective April 15, 1998. DR. NELSON TENG was granted fully vested, three year options to purchase 50,000 shares of the Company's common stock at $1.50 per share in January 1997 and fully vested, five year options to purchase
15,000 shares at $2,25 on August 27, 1997.   Ezzat Jallad was granted fully
vested five-year options to purchase 15,000 shares at $2,25 on August 27, 1997.

The following table sets forth the cash compensation and other consideration paid by the Company to its executive officers whose cash compensation exceeded $100,000.

                                           Paid          Paid           Paid
                                          Fiscal        Fiscal         Fiscal
Name and Principal Position                1998          1997            1996       Options        Other
---------------------------              --------      --------      --------      ---------       -----
(8)Barry D. Plost, President,            $172,115      $124,167      $  4,327        156,147(1)    (7)(6)
     Chairman and CEO                                                                150,000(2)
                                                                                     100,000(3)
                                                                                     130,000(4)
                                                                                   1,058,500(5)
(9)Jerry L. Burdick,                      125,576       125,000        83,749         67,110(10)   (7)(6)
     Executive V. P., Secretary and CFO


------------------------
(1) Of these, 56,147 are fully vested five-year options granted on February 6, 1996 at a price of $1.25 and 100,000 are fully vested five-year options granted on August 27, 1997 at a price of $3.00.

(2) These options were granted on February 6, 1996. The prices are 50,000 at $1.00, 50,000 at $2.00, and 50,000 at $3.00 per share. These options were fully vested in January 1997 and expire January  2002.

(3) These options were granted on February 6, 1996 and are fully vested at $1.00 per share which expire at the end of five years.

(4) Mr. Plost was granted on July 2, 1996 and July 17 1996 fully vested three year options to purchase 130,000 shares of the Company's common stock at and exercise price of $1.00 per share in conjunction with a $400,000 bridge loan Mr. Plost made to the Company on July 2, 1996 and a $50,000 bridge loan he made to the Company on July 17, 1996. The options granted represented 100% of the options granted employees in the year 1997.

(5) Mr. Plost was granted at various times throughout fiscal year 1998 fully vested options to purchase 1,058,500 of the Company's common stock at prices ranging from $2.00 to $3.50 which were the fair market value of the shares on the grant date. These options were granted in conjunction with various bridge loans made by Mr. Plost to the Company.

(6) The Company has established a Management Bonus Pool whereby ten percent (10%) of earnings before taxes which are in excess of $920,549 in the year ending February 28, 1997; $2,590,160 in the year ending February 28, 1998, and $4,384,187 in the year ending February 28, 1999 will be allocated to a bonus pool to be paid pro rata to all officers of the Company on the basis of salaries.

(7) To the extent that quarterly earnings before taxes exceed $100,000, the excess will be paid on a pro-rata basis to all officers up to an annual maximum of $10,000 each.

(8) Effective on February 6, 1996, the Company signed an employment agreement with Mr. Plost through February 5, 1999. The agreement was amended on February 13, 1998, providing for a current annual salary of $225,000. Mr. Plost also participates in the Management Bonus Pool on the same basis as other officers of the Company during the term of his agreement and also received certain options as indicated. Mr. Plost was not an employee prior to February 6, 1996.

(9) Effective on February 6, 1996, the Company signed an employment agreement with Mr. Burdick through February 5, 1999. The agreement was amended on February 13, 1998, providing for a current annual salary of $140,000. Mr. Burdick also participates in the Management Bonus Pool on the same basis as other officers of the Company during the term of his agreement and also received stock options as indicated above. Mr. Burdick functioned as an accountant and consultant to the Company prior to February 6, 1996.

(10) Of these, 42,110 are fully vested five year options granted on February 6, 1996 at a price of $1.25 and 25,000 are fully vested five year options granted on April 10, 1997 at a price of $2.00.

         AGGREGATE OPTIONS / SAR EXERCISES IN LAST FISCAL YEAR
                    AND FY-END OPTION/SAR VALUES

                                                          Number of Shares    Value of
                             Shares Acquired     Value       Underlying      Unexercised
Name and Principal Position    on Exercise     Realized     Unexercised      In-The-Money
---------------------------  ---------------   --------      Options at      Options at
                                                            Year-End (1)     Year-End(1)
                                                          ----------------  ------------
Barry D. Plost, President,         NA             NA         56,147         $  322,845
Chairman and CEO                                            100,000         $  400,000
                                                            150,000         $  750,000
                                                            100,000         $  600,000
                                                            130,000         $  780,000
                                                            858,500         $4,176,500
Jerry L. Burdick,                  NA             NA         67,110         $  367,133
Executive V. P., Secretary and CFO

(1) As of February 28, 1998, there were no options which were unexercisable.

OPTIONS / SAR GRANTS LAST FISCAL YEAR
During the current year Mr. Barry D. Plost, the President and CEO, was granted 100,000 fully vested five-year options on August 27, 1997 at a price of $3.00 which represented 80% of the individual grants during the year and Mr. Jerry L. Burdick was granted 25,000 fully vested five year options on April 10, 1997 at a price of $2.00 which represented 20% of the individual grants during the year. There were no individual grants during the preceding year.

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN
         SECURITYHOLDERS

The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's common shares at February 28, 1998 of each present director, all officers, all officers and directors as a group and each beneficial owner of more than 5% of the Company's common stock.

                                                                            Presently Exercisable
                                                                            ---------------------
                                                   % of       Common                     Series A
Individual / Group                                Class       Shares         Options     Warrants
------------------                                -----      ---------      ---------    --------
Barry D. Plost, President & Chairman              20.8%        393,034      1,394,647        -
Brad Rabe, Executive VP & COO(1)                   5.2%        308,889            -       72,500
J.L. Burdick, Executive, CFO & Director            2.1%         82,546         67,110        -
Brian Olson, VP Operations(1)                       .1%         45,777         28,073        -
Nelson Teng, Director                              5.2%        315,000         65,000        -
Samual Anderson, Director                          4.7%        191,932        150,000
Susan Preston, Director                            0.4%            -           30,000        -
Ezzat Jallad, Director                             0.6%         25,000         15,000        -
All Officers and Directors                        35.3%      1,362,178      1,749,830     72,500
Other Beneficial owners:
   Brad Gaspard                                    7.5%        358,500                   200,000
   Pecks Management Partners, Ltd                 22.6%                     2,100,572
   Consolidated Technologies, Inc.                 6.1%        436,364


(1) Mr. Rabe and Mr. Olson resigned as an officer of the Company in March 1998.

Of the issued and outstanding shares as of May 1, 1998, no person or entity owns or controls 10% or more of the company's common stock.

Pursuant to the acquisition agreement dated September 2, 1996, Mr. Brad Rabe may receive up to 125,000 additional shares if certain earnings performance criteria are met. These additional shares are not reflected in the above table.

PRICE AND EXERCISE DATE OF  SERIES A WARRANTS LISTED ABOVE.

A. Brad Rabe - Previously Executive Vice President and COO 72,500 Series A Warrants

   Mr. Rabe acquired 25 Units of the October 1, 1996 Private Placement for $187,500 and the Marvin S. Rabe Trust for which Mr. Rabe is a Trustee acquired 4 Units of the October 1, 1996 Private Placement for $30,000. Each Unit consisted of 5,000 shares of common stock and 2,500 Series A warrants to purchase one share of the company's common stock at $2.75. The Series A warrants are exercisable immediately and terminate on the earlier of (i) six years from the date of issuance and (ii) three years from the date of the initial effectiveness of the

   "Initial Registration Statement". The Series A warrants are redeemable by the Company at $.01 per share, upon 30 days notice, if the common stock is publicly traded and the average of the closing price per share of the common stock for each of the 20 consecutive trading days immediately prior to the mailing of such notification and for each day thereafter until the redemption date shall have exceeded 133.3% of the existing exercise price. Mr. Rabe resigned as an officer of the Company in March 1998

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

BRIDGE LOANS TO THE COMPANY FROM RELATED PARTIES.

In January 1998, the Company entered into agreements with related parties, approved by the Board of Directors, which provided for bridge loans of $599,000. Interest is payable monthly at ten percent per annum. At February 28, 1998, $599,000 of these bridge loans were outstanding. These loans are due April 12, 1998. In connection with the 1998 bridge loans, the Company granted the holders warrants to purchase 599,000 shares of restricted common stock at an exercise price of $3.50, which approximated the fair market value of the shares on the date of grant. In February 1998, these warrants were exchanged for 299,500 shares of restricted common stock.

At various times during the year ended February 28, 1998, the Company entered into agreements with the Company's president, which provided for loans totaling $1,325,000, which are all outstanding at February 28, 1998. These loans are due upon demand, and are secured by all the assets of the Company. The loans accrue interest at ten and twelve percent per annum. In connection with these loans, the Company granted options to its president to purchase 742,500 and 116,000 shares of restricted common stock at $2.00 and $3.00 per share, which was at the then fair market value, respectively.

During 1997, the Company entered into agreements with related parties, approved by the Board of Directors, which provided for bridge loans of $550,000. The bridge loans are due on demand and are secured by all of the assets of SeraCare's consolidated operations. The loans accrue interest at twelve percent per annum. During the year ended February 28, 1997, $332,500 of the bridge loans were converted to equity in private placements. The holders received 221,667 shares of common stock and warrants to purchase 112,500 shares of common stock at an exercise price of $2.75. At February 28, 1998, $197,500 of these bridge loans was outstanding. In connection with the 1997 bridge loans, the Company granted three-year options to purchase 150,000 shares of common stock at an exercise price of $1.00. The Company calculated $100,000 as the value (original issue discount) of the options issued in conjunction with the bridge loans, which estimated fair market value in excess of the exercise price of these options at the date of issue. The entire original issue discount was amortized to interest expense during the year ended February 28, 1997.

SERIES A WARRANTS

The Company issued 940,000 Series A Warrants in connection with the two private placements dated June 1, 1996 and October 1, 1996. Each warrant allows the holder to purchase one share of common stock of the Company at $2.75. The Series A Warrants were exercisable immediately and will terminate on the earlier of six years from the date of issuance or three years from the date of the initial effectiveness of an "Initial Registration Statement" under Securities Act of 1933. The Initial Registration Statement
is required to register the shares issued in conjunction with both private placements and the common stock underlying Series A Warrants. The Series A Warrants provide for adjustments consisting of a reduction of the exercise price of each Series A Warrant by $.10 upon the 270th day following the
October 23, 1996 and for each subsequent month thereafter until the Company effectuates such registration. Such reduction is subject to a floor of
$1.50. The Warrants are redeemable by the Company at $.01 per share, upon thirty days notice, if the common stock is publicly traded and the average of the closing price per share of the common stock for each of the twenty consecutive trading days immediately prior to the mailing of such notification and for each day thereafter until the redemption date shall have exceeded 133.3% of the then existing exercise price. No call for redemption can be made unless the Company has an effective registration statement on file relating to the common stock issued in conjunction with the private placements and the common stock underlying Series A Warrants. During the year ended February 28, 1998, the Company offered the holders of these warrants a cashless exchange of one share of stock for two warrants. Holders of 615,000 warrants (230,000 of which were held by officers and directors of the Company), elected to receive 307,500 shares of restricted common stock
(115,000 were received by officers and directors of the Company).   As of
February 28, 1998, 325,000 warrants remained outstanding.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  THE FOLLOWING FINANCIAL STATEMENTS ARE BEING FILED AS PART OF THIS
REPORT:

   SeraCare, Inc. and Subsidiaries

   Report of Independent Certified Public Accountants -
   BDO Seidman, LLP

   Consolidated Balance Sheets - February 28, 1998 and February 28, 1997

   Consolidated Statements of Operations - Year ended February 28, 1998
                                         - Year ended February 28, 1997

   Consolidated Statements of Stockholders Equity - Year ended February 28, 1998
                                                  - Year ended February 28, 1997

   Consolidated Statements of Cash Flows - Year ended February 28, 1998
                                         - Year ended February 28, 1997

   Summary of Accounting Policies

   Notes to Consolidated Financial Statements

(a)(2) THE FOLLOWING EXHIBITS ARE BEING FILED AS PART OF THIS REPORT.

   4.9 Revolving Term Note between Brown Brothers Harriman & Co and SeraCare, Inc. dated April 24, 1998.

   4.10 Revolving Loan and Security Agreement between Brown Brothers Harriman & Co and SeraCare, Inc. dated April 24, 1998.

   4.11 Subordination Agreement between Brown Brothers Harriman & Co and SeraCare, Inc. dated April 24, 1998.

   4.12 Borrowing and Agency Agreement between Brown Brothers Harriman & Co and SeraCare, Inc. dated April 24, 1998.

   4.13 Cross-Guaranty Agreement between Brown Brothers Harriman & Co and SeraCare, Inc. dated April 24, 1998.

   4.14 Warrant To Purchase Common Stock of SeraCare, Inc. issued to Brown Brothers Harriman & Co. dated April 24, 1998.

(a)(3) THE FOLLOWING EXHIBITS HAVE BEEN PREVIOUSLY FILED WITH THE COMMISSION AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE THERETO.

         INDEX OF DOCUMENTS PREVIOUSLY FILED AS PART OF REGISTRATION STATEMENT ON FORM 10SB FILED WITH THE COMMISSION ON NOVEMBER 21, 1996:


Exhibit
Number            Description of Document
-------           -----------------------
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

  6.11     Amended and Restated Loan Agreement between the Company and CVD Financial Corporation

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

     On November 29, 1997, the Company filed a Current Report on Form 8k with respect to the acquisition of substantially all of the operating assets of American Plasma Management, Inc., American Plasma Systems, Inc., and American Plasma Reno, Inc.

     On January 16, 1998, the Company filed a Current Report on Form 8k with respect to the establishment of an Audit Committee.

     On February 13, 1998, the Company filed a Current Report on Form 8K with respect to the Acquisition of substantially all of the operating assets of Consolidated Technologies Inc., the acquisition of the stock of Western States Group, Inc. and the issuance of $16.0 million in Senior Subordinated Debentures due 2005 to Pecks Management Partners, Ltd.

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

                                  SERACARE, INC.
                                   (Registrant)

Dated May 28, 1997                      By: /s/  Barry D. Plost
                                            -----------------------------
                                            Barry D. Plost, President & CEO

                                        By: /s/  Jerry L. Burdick
                                            -----------------------------
                                            Jerry L. Burdick
                                            Principal  Accounting and
                                            Finance Officer

In accordance with Section 12 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURES                                TITLE                      DATE
-------------------------               ---------                    ----

/s/ BARRY D. PLOST            CHAIRMAN OF THE BOARD AND CEO      MAY 28, 1998
-------------------------
BARRY D. PLOST

/s/ JERRY L. BURDICK          EXECUTIVE VICE PRESIDENT AND CFO   MAY 28, 1998
-------------------------
JERRY L. BURDICK

/s/ SAMUEL ANDERSON           DIRECTOR                           MAY 28, 1998
-------------------------
SAMUAL ANDERSON

/s/ ROBERT J. CRESCI          DIRECTOR                           MAY 28, 1998
-------------------------
ROBERT J. CRESCI

/s/ EZZAT JALLAD              DIRECTOR                           MAY 28, 1998
-------------------------
EZZAT JALLAD

/s/ DR. NELSON TENG           DIRECTOR                           MAY 28, 1998
-------------------------
DR. NELSON TENG

/s/ MICHAEL F. CROWLEY, SR.   DIRECTOR                           MAY 28, 1998
-------------------------
MICHAEL F. CROWLEY, SR,

/s/ WILLIAM J. CONE           DIRECTOR                           MAY 28, 1998
-------------------------
WILLIAM J. CONE

                           SERACARE, INC. AND SUBSIDIARIES

                            INDEX TO FINANCIAL STATEMENTS


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         F-2

CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheets                                                        F-3

     Statements of Operations                                              F-5

     Statements of Stockholders' Equity                                    F-7

     Statements of Cash Flows                                              F-8

     Summary of Accounting Policies                                       F-12

     Notes to Consolidated Financial Statements                           F-18


             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
SeraCare, Inc.

We have audited the accompanying consolidated balance sheets of SeraCare, Inc. and subsidiaries as of February 28, 1998 and February 28, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SeraCare, Inc. and subsidiaries as of February 28, 1998 and February 28, 1997 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                             BDO Seidman, LLP
Los Angeles, California

May 21, 1998

                          SERACARE, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS


                                                            February 28,     February 28,
                                                                1998             1997
                                                            ------------     ------------
ASSETS (Notes 1, 2, 3, 4 and 5)

CURRENT ASSETS
  Cash and cash equivalents                                 $  5,497,524      $  544,077
  Accounts receivable                                          4,612,968         236,571
  Inventory                                                    7,644,601         342,504
  Prepaid expenses and other current assets                      243,785          62,269
                                                            ------------     ------------

Total current assets                                          17,998,878       1,185,421

PROPERTY AND EQUIPMENT, net (Note 2)                           2,780,850         890,153

FDA LICENSES, less accumulated amortization
  of $57,351 and $26,250                                       2,759,999       1,321,745

DONOR BASE AND RECORDS, less accumulated
  amortization of  $61,149 and $35,000                         1,688,762         879,008
REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCATED
  TO IDENTIFIABLE ASSETS, less accumulated amortization
  of $78,635 and $53,022                                         692,818         969,447
GOODWILL, less accumulated amortization of $84,292 and
  $73,171                                                      9,748,357         901,487
DEFERRED BOND DISCOUNT, less accumulated amortization
  of $49,349                                                   8,241,225               -

OTHER ASSETS, including start-up costs of $739,171
  and $29,225                                                  1,318,483         175,939
                                                            ------------     ------------
                                                           $  45,229,372    $  6,323,200
                                                            ------------     ------------
                                                            ------------     ------------


  See accompanying summary of accounting policies and notes to consolidated financial statements.

                       SERACARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                           February 28,     February 28,
                                                               1998             1997
                                                           ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                           $  2,495,588     $  605,492
Accrued payroll and related expenses                            230,474        177,995
Accrued expenses                                              1,241,854        162,711
Deferred income                                               1,131,178
Income taxes payable (Note  10)                                  25,000
Bridge loans from related parties (Note 3)                    1,296,947         197,500
Notes payable (Note 4)                                        2,121,500
Current portion of long-term debt (Notes 1 and 5)                12,211         432,358
                                                          -------------     ------------

Total current liabilities                                     8,554,752       1,576,056
                                                          -------------     ------------

LONG-TERM DEBT (Notes 1 and 5)                               16,196,670         678,484
                                                          -------------     ------------
SERIES A REDEEMABLE PREFERRED STOCK, $.001 par value,
  25,000,000 shares authorized; 1,600 issued and
  outstanding (Notes 1 and 7)                                   231,130         389,047
                                                          -------------     ------------

COMMITMENTS (Notes 9, 11 and 12)

STOCKHOLDERS' EQUITY (Notes 1, 6, and 8)
  Series B convertible preferred stock, $.001 par value,
  15,000 shares authorized and outstanding.  Liquidation
  value $100 per share                                               15
  Common stock, $.001 par value, 25,000,000 shares
  authorized; 7,210,585 (including 125,000 to be
  issued) and 4,149,387 issued and outstanding                    7,210           4,149
  Additional paid-in capital                                 20,293,232       4,182,954
  Retained earnings (deficit)                                   (53,637)       (507,490)
                                                          -------------     ------------

Total stockholders' equity                                   20,246,820       3,679,613
                                                          -------------     ------------

                                                            $45,229,372    $  6,323,200
                                                          -------------     ------------
                                                          -------------     ------------


      See accompanying summary of accounting policies and notes to consolidated financial statements.

                       SERACARE, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS





                                                  February 28,     February 28,
                                                      1998             1997
                                                  ------------     ------------
REVENUES
Net sales (Note 12)                                $12,291,396      $6,661,679
Income from joint venture                              119,574
                                                  ------------     ------------
                                                    12,410,970       6,661,679
COST OF SALES                                       10,774,398       6,148,820
                                                  ------------     ------------


GROSS PROFIT                                         1,636,572         512,859

GENERAL AND ADMINISTRATIVE EXPENSE                   1,468,596         674,199

NON-CASH GENERAL AND ADMINISTRATIVE

EXPENSES (NOTE 6)                                       10,700          78,980
                                                  ------------     ------------


OPERATING INCOME (LOSS)                                157,276        (240,320)

INTEREST EXPENSE                                      (458,719)       (208,255)

NON-CASH INTEREST EXPENSE (NOTE 3)                     (74,386)       (100,000)
OTHER INCOME, NET (NOTE 14)                            854,682          53,467
                                                  ------------     ------------


INCOME (LOSS) BEFORE INCOME TAXES                      478,853        (495,108)

INCOME TAXES (NOTE 10)                                  25,000          16,000
                                                  ------------     ------------

NET INCOME (LOSS)                                   $  453,853     $  (511,108)
                                                  ------------     ------------
                                                  ------------     ------------


     See accompanying summary of accounting policies and notes to consolidated financial statements.

                       SeraCare, Inc. and Subsidiaries

                    Consolidated Statements of Operations
                                 (Continued)



                                                   February 28,    February 28,
                                                       1998            1997
                                                   ------------    ------------
EARNINGS (LOSS) PER COMMON SHARE (NOTE 15)

  Basic                                                 $  .09         $  (.20)
                                                   ------------    ------------
                                                   ------------    ------------
  Diluted                                               $  .08         $  (.20)
                                                   ------------    ------------
                                                   ------------    ------------

WEIGHTED AVERAGE SHARES ISSUED
AND OUTSTANDING (NOTE 15)

  Basic                                              4,818,313       2,509,042
                                                   ------------    ------------
                                                   ------------    ------------
  Diluted                                            5,706,405       2,509,042
                                                   ------------    ------------
                                                   ------------    ------------


      See accompanying summary of accounting policies and notes to consolidated financial statements.

                           SERACARE, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                   PREFERRED STOCK                 COMMON STOCK
                                                              ------------------------   ----------------------------
                                                                 SHARES       AMOUNT           SHARES         AMOUNT
                                                              -----------   ----------   ---------------  -----------
BALANCE, March 1, 1996                                                -          -           2,115,500      $2,115

Common stock issued and to be issued for (Note 6):
  Private placements, net of costs of $255,309                        -          -           1,653,333       1,653
  Conversion of debt                                                  -          -             221,667         222
  Acquisition of plasma centers                                       -          -             119,875         120
  Services                                                            -          -              38,889          39
  Other                                                               -          -                 123           -
Compensation expense related to non-employee
  stock options (Notes 6 and 8)                                       -          -                   -           -
Issuance of options in conjunction with the original issue
  discount associated with the bridge loans (Note 3)                  -          -                   -           -

Net loss for the year                                                 -          -                   -           -
                                                               --------     ------       -------------     -------
BALANCE, February 28, 1997                                            -          -           4,149,387      $4,149

Common stock issued for ( Note 6):
   Private placements, net of costs of $204,811                       -          -           1,136,396       1,136
   Conversion of debt                                                 -          -             487,813         488
   Services                                                           -          -              30,000          30
   Acquisition of Western States subsidiary (Note 1)                  -          -             125,000         125
   Acquisition of assets of CTI  (Note 1)                             -          -             436,364         436
   Cashless exchange of warrants                                      -          -             840,500         841
   Acqusition of plasma centers                                       -          -               5,125           5
Compensation expense related to non-employee
  stock options                                                       -          -                   -           -
Issuance of options in conjunction with the original issue
  discount associated with the bridge loans                           -          -                   -           -
Warrants issued in conjunction with subordinated bonds                -          -                   -           -
Issuance of Series B Convertible Preferred Stock, net of
  $7,500 of  issuance costs, issued in a private placement       15,000        $15                   -           -

Net income for the year                                               -          -                   -           -
                                                               --------     ------       -------------     -------
BALANCE, February 28, 1998                                       15,000        $15           7,210,585      $7,210
                                                               --------     ------       -------------     -------
                                                               --------     ------       -------------     -------




                                                                 ADDITIONAL            RETAINED
                                                                  PAID-IN              EARNINGS
                                                                  CAPITAL             (DEFICIT)            TOTAL
                                                             -----------------     ---------------  -----------------
BALANCE, March 1, 1996                                         $  1,210,671            $  3,618       $  1,216,404


Common stock issued and to be issued for (Note 6):
  Private placements, net of costs of $255,309                    2,223,038                   -          2,224,691
  Conversion of debt                                                332,278                   -            332,500
  Acquisition of plasma centers                                     179,693                   -            179,813
  Services                                                           58,294                   -             58,333
  Other                                                                   -                   -                  -
Compensation expense related to non-employee
  stock options (Notes 6 and 8)                                      78,980                   -             78,980
Issuance of options in conjunction with the original issue
  discount associated with the bridge loans (Note 3)                100,000                   -            100,000

Net loss for the year                                                     -            (511,108)          (511,108)
                                                               -------------        ------------      -------------
BALANCE, February 28, 1997                                     $  4,182,954         $  (507,490)      $  3,679,613

Common stock issued for ( Note 6):
   Private placements, net of costs of $204,811                   3,931,582                   -          3,932,718
   Conversion of debt                                               996,840                   -            997,328
   Services                                                           9,970                   -             10,000
   Acquisition of Western States subsidiary (Note 1)                438,163                   -            438,288
   Acquisition of assets of CTI  (Note 1)                         1,529,587                   -          1,530,023
   Cashless exchange of warrants                                       (841)                  -                  -
   Acqusition of plasma centers                                       7,682                   -              7,687
Compensation expense related to non-employee
  stock options                                                     107,101                   -            107,101
Issuance of options in conjunction with the original issue
  discount associated with the bridge loans                         187,009                   -            187,009
Warrants issued in conjunction with subordinated bonds            7,410,700                   -          7,410,700
Issuance of Series B Convertible Preferred Stock, net of
  $7,500 of  issuance costs, issued in a private placement        1,492,485                   -          1,492,500

Net income for the year                                                                 453,853            453,853
                                                               -------------       -------------     -------------
BALANCE, February 28, 1998                                      $20,293,232        $    (53,637)       $20,246,820
                                                               -------------       -------------     -------------
                                                               -------------       -------------     -------------



                 See accompanying summary of accounting policies and
                    notes to consolidated financial statements.

                        SERACARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


INCREASE (DECREASE) IN CASH                           FEBRUARY 28,
                                                1998               1997
                                                ----               ----
Cash flows from operating activities
  Net income (loss)                         $   453,853          $(511,108)
  Adjustments to reconcile net income
   (loss) to cash provided by (used in)
   operating activities:
     Depreciation and amortization              461,182            185,560
     Income from joint venture                 (119,574)
     Non-cash interest expense                   74,386            100,000
     Non-cash general and administrative
      expenses                                   10,700             78,980
    Issuance of common stock in exchange
      for services                               10,000             58,333
    (Increase) decrease from changes in:
      Accounts receivable                    (3,503,367)            (7,911)
      Inventory                              (5,755,645)           (62,746)
      Prepaid expenses and other
        current assets                         (108,466)           (25,475)
      Other assets                               45,515           (133,299)
      Accounts payable                        1,340,823           (122,345)
      Accrued payroll and related expenses       27,591             50,152
      Accrued expenses                          803,193           (355,450)
      Deferred income                         1,131,178
      Income taxes payable                       25,000
                                            -----------          ---------
Net cash used in operating activities       $(5,103,631)         $(745,309)


                        SERACARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


INCREASE (DECREASE) IN CASH                                          FEBRUARY 28,
                                                               1998             1997
                                                               ----             ----
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                      $   (800,955)   $   (861,079)
  Cash paid to purchase Western States subsidiary, net of
    cash acquired                                            (3,555,662)
  Assets of CTI, American Plasma and Serologicals
    acquired for cash                                        (6,999,853)
  Cash acquired in acquisition                                  250,000         19,860
  Additions to FDA licenses                                    (569,355)      (297,995)
  Additions to donor base and records                          (435,903)      (214,008)
  Purchase of goodwill                                                        (176,838)
  Additions to other intangibles                               (759,402)       (54,341)
                                                           ------------    -----------
Net cash used in investing activities                       (12,871,130)    (1,584,401)
                                                           ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt, net of
    issuance costs                                           15,120,125         45,000
  Repayment of long-term debt                                  (830,163)      (384,158)
  Net proceeds from private placements                        5,425,216      2,224,691
  Payments on redemption of preferred stock                    (157,917)      (122,222)
  Proceeds from bridge loans - officers and
    directors                                                 1,924,000        650,000
  Repayments on bridge loans - officers and
    directors                                                                 (120,000)
  Proceeds from notes payable                                 1,946,947
  Repayments on notes payable                                  (500,000)
                                                           ------------    -----------

Net cash provided by financing activities                  $ 22,928,208    $ 2,293,311
                                                           ------------    -----------
                                                           ------------    -----------


                        SERACARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)


INCREASE (DECREASE) IN CASH                                   FEBRUARY 28,
                                                          1998             1997
                                                          ----             ----
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                 $4,953,447         $(36,399)

CASH AND CASH EQUIVALENTS,
  beginning of year                                       544,077          580,476
                                                       ----------         --------
CASH AND CASH EQUIVALENTS,
  end of year                                          $5,497,524         $544,077
                                                       ----------         --------
                                                       ----------         --------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


(a)  Cash paid for:
          Interest                                     $  402,861         $212,367
          State income taxes                                --            $  8,500


(b)  Non-cash investing and financing activities

       Effective January 1, 1998, the Company acquired Western States Group, Inc. in exchange for 125,000 shares of stock and $4,033,204 in cash (Note 1).

       Effective January 1, 1998, the Company acquired substantially all of the assets of Consolidated Technologies and an affiliate in exchange for 436,364 shares of stock and $5,600,000 in cash (Note 1).

       On November 29, 1997, the Company acquired all assets, rights and lease commitments to five plasma centers from American Plasma in exchange for a $600,000 note payable and $1,250,000 in cash. In addition, the Company assumed the existing mortgage of $175,533 on one of the plasma centers (Note 1).

       In conjunction with the Senior Subordinated Debentures (Note 5), the Company issued 2,100,572 warrants to purchase common stock to the debenture holders and 131,286 warrants to the referring investment banker as part of a finders fee.

       During 1998, the holders of $997,328 of the Company's debt elected to convert such debt into 487,813 restricted shares of common stock.

       During 1998, the holders of 615,000 of Series A warrants elected to convert the warrants into 453,750 shares of restricted common stock in a cashless exchange.

                        SERACARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

       In February 1998, the holders of warrants to purchase 907,500 shares of common stock elected to convert the warrants into 307,500 shares of restricted common stock in a cashless exchange.

       During 1998, the Company issued 30,000 shares of restricted common stock in exchange for consulting services.

       During 1998, the Company issued options to purchase 145,000 shares of common stock to various directors, recognizing non-employee compensation of $187,009. At February 28, 1998, $162,009 is included in other assets as deferred compensation expense.

       On July 2, 1996, the Company acquired the assets of Silver State Plasma Center in exchange for a $300,000 note payable and $500,000 in cash (Note 1).

       On July 9, 1996, the Company acquired BHM Labs, Inc. in exchange for 3,600 shares of the Company's Series A Redeemable Preferred Stock (Notes 1 and 7).

       On September 3, 1996, the Company acquired the assets and rights of two plasma centers in exchange for shares of common stock currently estimated at $125,000 (Notes 1 and 6).

       During 1996, the Company converted $332,500 of its notes payable to officers and directors to 221,667 shares of common stock and warrants, which was in connection with the private placements (Notes 3 and 6).


         See accompanying summary of accounting policies and notes to consolidated financial statements.

                        SERACARE INC. AND SUBSIDIARIES

                        SUMMARY OF ACCOUNTING POLICIES


ORGANIZATION

SeraCare, Inc. (the "Company"), a Delaware corporation, was formed on November 8, 1991. The business of the Company is currently carried out through its wholly-owned subsidiaries AVRE, Inc., a Nevada corporation, BHM Labs, Inc., an Arkansas corporation, Binary Associates, Inc., a Colorado corporation, and SeraCare Acquisitions, Inc., a Nevada corporation, Western States, Inc., a California corporation and Seracare Technology, Inc., a Nevada corporation.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION

The Company's policy is to record revenue upon shipment of its products. The Company generally sells its plasma to fractionators under long-term contracts. A fractionator is a company that manufactures pharmaceutical and diagnostic products by processing the raw source plasma into a variety of derivative products. During the year, the Company received advance payments from a customer pending FDA licenses. The revenue related to these advance payments has been deferred until actual shipment of the plasma and is presented as deferred income in the accompanying consolidated balance sheet.

INVENTORY

Inventory, which primarily consists of blood plasma collected from donors, is valued at the lower of cost or market (net realizable value). Cost is determined by the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated straight line over the estimated useful lives of five to ten years. Leasehold improvements are recorded at cost and are amortized using the straight-line method, over the lesser of the estimated useful lives of the property or the lease term not to exceed ten years.

INVESTMENT IN JOINT VENTURE

The Company has a 50% interest in a joint venture, included in other assets in the consolidated balance sheet, which it accounts for using the equity method of accounting. The 50% interest in the joint venture's assets and equity is not material in relation to the Company.

                        SERACARE INC. AND SUBSIDIARIES

                        SUMMARY OF ACCOUNTING POLICIES
                                 (CONTINUED)

INCOME TAXES


Income taxes are accounted for under the asset and liability method.
Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when management cannot determine whether or not it is more likely that the net deferred tax asset will be realized. The effect on deferred tax assets and liabilities of a change in the rates is recognized in income in the period that includes the enactment date.

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

FDA LICENSES

Food and Drug Administration ("FDA") licenses which are required to operate a plasma center, are assigned a value based on either the fair market value of acquiring a FDA license or the incremental costs incurred during the FDA licensing approval process, not to exceed the fair market value. Costs incurred during this process consist of salaries, occupancy costs, and other related expenses. The value assigned to an FDA license acquired in a business combination is $150,000, which approximates fair market value. The Company evaluates and assesses the overall recoverability of an FDA license by determining if the unamortized balance can be recovered through undiscounted future operating cash flows. Management believes that as long as the Company continues to demonstrate compliance, an FDA license has an unlimited useful life. Accordingly, the FDA licenses are being amortized using the straight-line method over forty years.

                        SERACARE INC. AND SUBSIDIARIES

                        SUMMARY OF ACCOUNTING POLICIES
                                 (CONTINUED)

DONOR BASE AND RECORDS

Donor base and records arise from business combinations or from the costs incurred in establishing a donor base and the required records of a new center. These costs consist of incremental salaries, occupancy costs, and other costs directly related to the processing of new donors. The value assigned to the donor base and records acquired in a business combination is $100,000, which approximates fair market value. The value assigned to donor base and records of new locations established by the Company is valued at the costs incurred, not to exceed the fair market value. The Company evaluates and assesses the overall recoverability of donor base and records by determining if the unamortized balance can be recovered through undiscounted future operating cash flows. Donor base and records are being amortized using the straight-line method over an estimated useful life of twenty years.

GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired and is amortized using the straight-line method over a period of twenty years. The Company assesses the recoverability of its goodwill periodically by evaluating the expected undiscounted future cash flows for individual centers to determine whether they are sufficient to support recorded goodwill. If undiscounted cash flows are not sufficient to support the recorded asset, an impairment loss is recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the center.

START-UP COSTS

Start-up costs of $759,402 and $46,145 were included in other assets at February 28, 1998 and 1997, respectively. These costs represent non-recurring expenditures directly related to and incurred during the start-up phase of the opening of the Company's newly established centers. Start-up costs consist primarily of direct labor and overhead associated with the start-up phase. The start-up costs are being amortized on a straight-line basis over a period not to exceed three years. Recoverability of these costs are assessed on an on-going basis. Amortization of start-up costs during the year ended February 28, 1998 was $20,231. There was no amortization during the year ended February 28, 1997.

DEFERRED FINANCING COSTS

Included in other assets as of February 28, 1998, are deferred financing costs of $162,009. These costs relate to the fair value of options and warrants issued together with bridge loans and notes payable. These costs are amortized over the anticipated life of the respective financial instruments.

                        SERACARE INC. AND SUBSIDIARIES

                        SUMMARY OF ACCOUNTING POLICIES
                                 (CONTINUED)

EARNINGS PER SHARE

As of February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This pronouncement provides a different method of calculating earnings per share than was used in accordance with APB 15, "Earnings per Share". SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could occur if securities or other contracts (such as stock options, warrants, convertible debentures or convertible preferred stock) to issue common stock were exercised or
converted into common stock.   None of the previous presented amounts
required restatement.

DEFERRED BOND DISCOUNT

Deferred bond discount represents the fair value of the warrants issued to debenture holders and an investment banker in connection with the $16 million debentures issued on February 13, 1998 and the related costs and expenses of such issuance. The deferred bond discount is being amortized over the 7 year term of such debentures on a straight-line basis using the bonds outstanding method.

STOCK-BASED COMPENSATION

As of March 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which establishes a fair value method of accounting for stock-based compensation. In accordance with SFAS 123, the Company has chosen to continue to account for employee stock-based compensation utilizing the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

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

                        SERACARE INC. AND SUBSIDIARIES

                        SUMMARY OF ACCOUNTING POLICIES
                                 (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)

The Company accounts for non-employee stock based compensation by establishing a fair value for stock options granted. Compensation costs is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount the non-employee must pay to acquire the stock and is recognized over the anticipated service period.

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

FAIR VALUE OF LONG-TERM DEBT

The fair value of the Company's long-term debt, which approximates the carrying value, is estimated based on the quoted market prices for the same or similar issues.

IMPAIRMENT OF LONG-LIVED ASSETS

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", established guidelines regarding when impairment losses on long-lived assets, which include plant and equipment and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company periodically reviews such assets for possible impairment and expected losses, if any, are recorded currently.

RECLASSIFICATIONS

Certain reclassifications have been made to conform the prior year amounts to the current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard No. 129, "Disclosure of Information about Capital Structure," ("SFAS 129") issued by the FASB is effective for financial statements with fiscal years ending after December 31, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superceded by SFAS No. 128. The Company adopted SFAS No. 129 on December 15, 1997 and it did not have any material effect on its financial position or results of operations.

                        SERACARE INC. AND SUBSIDIARIES

                        SUMMARY OF ACCOUNTING POLICIES
                                 (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," ("SFAS 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS 130 to have any material effect on its financial position or results of operations.

Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company does not expect adoption of SFAS 131 to have a material effect on its financial position or results of operations; however, certain disclosures relating to these items may be expanded.

Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," (SOP 98-5) issued by the American Institute of Certified Public Accountants is effective for financial statements beginning after December 15, 1998. SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred. Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer (excluding ongoing customer acquisition costs, such as policy acquisition costs and loan origination costs) or beneficiary, initiating a new process in an existing facility, or commencing some new operation. The Company anticipates that adoption of SOP 98-5 will have an effect on its results of operations but has not yet determined the effect.

                        SERACARE INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS OPERATIONS

GENERAL

The Company was initially engaged in the business of whole blood collection and distribution. After significant and accelerating losses, it changed the focus of the business from whole blood to plasma collection and distribution. The Company currently collects and sells source plasma and two hyperimmune plasmas. On October 4, 1993, the Company acquired 100% of the outstanding common shares of AVRE, Inc. and Binary Associates, Inc., which owned and operated six plasma collection centers. On January 7, 1994, the Company and its subsidiaries filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company emerged from Chapter 11 effective February 6, 1996. During fiscal 1997, the Company acquired additional centers and started new centers. At February 28, 1998, the Company was currently operating 16 centers, with four of those centers operating under reference numbers from the FDA pending approval of license applications. Two additional centers are scheduled to open March 1, 1998 and June 1, 1998. The plasma centers currently operated by the Company are operative under the trade name "SeraCare". The name "SeraCare" is registered with the United States Patent and Trademark Office.

ACQUISITIONS

Consolidated Technologies, Inc.

Effective January 1, 1998, the Company acquired substantially all of the operating assets of Consolidated Technologies, Inc. and an affiliate, both located in Austin, Texas. Consolidated Technologies, Inc. is a biomedical manufacturing company specializing in the supply of products and services to the in-vitro diagnostic industry. The total purchase price was valued at $7,130,023, consisting of $5,600,000 in cash and 436,364 shares of the Company's common stock.

Western States Group, Inc.

Effective January 1, 1998, the Company acquired all of the stock of Western States Group, Inc. located in Fallbrook, California. Western States Group, Inc. is a worldwide marketing organization for therapeutic blood plasma products, diagnostic test kits, specialty plasma and bulk plasma. The total purchase price was $4,471,492, consisting of $4,033,204 in cash and 125,000 shares of the Company's common stock.

                        SERACARE INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

1.   BUSINESS OPERATIONS (CONTINUED)

ACQUISITIONS (CONTINUED)

American Plasma Management, Inc.

On November 29, 1997, the Company acquired substantially all of the operating assets of five plasma centers from American Plasma Management, Inc. The total purchase price was $1,850,000, consisting of $1,250,000 in cash and $600,000 in a note payable, due October 31, 1998 (see Note 4). In addition, the Company assumed the existing mortgage of $175,533 on one of the plasma centers.

Serologicals Corporation

On August 13, 1997, the Company acquired two plasma centers located in Reno, Nevada and Ft. Smith, Arkansas, plus $250,000 in exchange for three of the Company's plasma centers located in Colorado Springs (2) and Pueblo, Colorado.

Acquisition of Development Stage Plasma Centers

On September 2, 1996, the Company acquired all the assets, rights and leasehold rights to two development stage plasma centers located in Clearfield, Utah and Raleigh, North Carolina in exchange for shares of the Company's common stock. The purchase price was based upon a performance-based formula whereby a base quantity of 175,000 shares could be increased or decreased depending upon performance. At February 28, 1997, the Company determined that the estimated base shares to be issued under the agreement would be 119,875, valued at a fair market value of $179,813, and such amount was reflected in the financial statements at that time. A final resolution was reached regarding such base shares, and 125,000 shares were issued. Accordingly, an additional 5,125 shares, valued at $7,687, have been reflected in the fiscal 1998 financial statements.

The agreement also includes contingent consideration of a maximum of 62,500 shares for each of the two twelve-month periods following the acquisition if certain criteria are satisfied. The criteria for the first twelve-month period was not satisfied, and management believes that it is unlikely that the criteria will be met for the second twelve-month period.

BHM Labs, Inc.

On July 9, 1996, the Company acquired BHM Labs, Inc., which owns and operates a plasma collection center in Ft. Smith, Arkansas in exchange for 3,600 shares of the Company's Series A redeemable Preferred Stock. The Company valued the acquisition at $490,800, based on the redemption value of the preferred stock (Note 7).

                        SERACARE INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

1.   BUSINESS OPERATIONS (CONTINUED)

ACQUISITIONS (CONTINUED)

Silver State Plasma Center

On July 2, 1996, the Company acquired the operating assets of Silver State Plasma Center in Las Vegas, Nevada for a purchase price of $800,000, which consisted of $500,000 in cash and a three year, $300,000 note payable with interest accruing at eight percent (see Note 5).

All acquisitions were accounted for using the purchase method of accounting. Accordingly, the results of operations are reported as of the effective dates of acquisition. The purchase price has been allocated to the net assets acquired based upon fair market values at the date of acquisition. The excess purchase price over the net assets acquired was recorded as goodwill and is being amortized over twenty years.

The unaudited proforma results of operations, assuming the acquisitions occurred as of the beginning of the respective period for revenue, net income
(loss) and income (loss) per share, is as follows:

                                Year ended          Year ended
                                February 28         February 28,
                                   1998                1997
                                -----------         -----------
Revenue                        $28,028,623         $24,497,531
Net income (loss)                1,170,751             328,512
Income (loss)  per share
 Basic                                 .24                 .13
 Diluted                               .21                 .13

                        SERACARE, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


2.   PROPERTY AND EQUIPMENT


Property and equipment consist of the following:            February 28,
                                                        1998            1997
                                                        ----            ----
Land                                                 $   85,280       $   -
Buildings and improvements                              458,375           -
Furniture and equipment                               1,212,459        288,738
Leasehold improvements                                1,020,022        408,747
Construction-in-process                                 295,382        250,760
                                                     ----------       --------
                                                      3,071,518        948,245
Less: accumulated depreciation and amortization         290,668         58,092
                                                     ----------       --------
Property and equipment, net                          $2,780,850       $890,153
                                                     ----------       --------
                                                     ----------       --------


Depreciation and amortization expense on property and equipment was $186,132 and $57,230 for the years ending February 28, 1998 and 1997, respectively.

3.   BRIDGE LOANS FROM RELATED PARTIES

In January 1998, the Company entered into agreements with related parties, approved by the Board of Directors, which provided for bridge loans of $599,000. Interest is payable monthly at ten percent per annum. At February 28, 1998, $599,000 of these bridge loans were outstanding. These loans are due April 12, 1998. In connection with the 1998 bridge loans, the Company granted the holders warrants to purchase 599,000 shares of restricted common stock at an exercise price of $3.50, which approximated the fair market value of the shares on the date of grant. In February 1998, these warrants were exchanged for 299,500 shares of restricted common stock.

At various times during the year ended February 28, 1998, the Company entered into agreements with the Company's president, which provided for loans totaling $1,325,000, which are all outstanding at February 28, 1998. These loans are due upon demand, and are secured by all the assets of the Company. The loans accrue interest at ten and twelve percent per annum. In connection with these loans, the Company granted options to its president to purchase 742,500 and 116,000 shares of restricted common stock at $2.00 and $3.00 per share, which was at the then fair market value, respectively.

                        SERACARE, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


3.    BRIDGE LOANS FROM RELATED PARTIES (CONTINUED)

During 1997, the Company entered into agreements with related parties, approved by the Board of Directors, which provided for bridge loans of $550,000. The bridge loans are due on demand and are secured by all of the assets of SeraCare's consolidated operations. The loans accrue interest at twelve percent per annum. During the year ended February 28, 1997, $332,500 of the bridge loans were converted to equity in private placements. The holders received 221,667 shares of common stock and warrants to purchase 112,500 shares of common stock at an exercise price of $2.75. At February 28, 1998, $197,500 of these bridge loans were outstanding. In connection with the 1997 bridge loans, the Company granted three year options to purchase 150,000 shares of common stock at an exercise price of $1.00. The Company calculated $100,000 as the value (original issue discount) of the options issued in conjunction with the bridge loans, which estimated fair market value in excess of the exercise price of these options at the date of issue. All of the original issue discount was amortized to interest expense during the year ended February 28, 1997.

4.    NOTES PAYABLE

During 1998, the Company entered into agreements, approved by the Board of Directors, which provided for loans of $808,500. These loans are due April 12, 1998. Interest is payable monthly at ten percent per annum. The Company repaid $500,000 of these loans before year end. At February 28, 1998, $308,500 of these bridge loans were outstanding. In connection with these loans, the Company granted the holders warrants to purchase 308,500 shares of common stock at an exercise price of $3.50 per share and 285,000 shares at an exercise price of $4.00 per share, which approximated the fair market value of the shares on the dates of grant. In February 1998, the warrants with an exercise price of $3.50 were exchanged for 154,250 shares of restricted common stock.

In conjunction with the American Plasma acquisition, the Company is obligated under a note payable for $600,000, which is due October 31, 1998. The note bears interest at eight percent per annum.

At various times during the year ended February 28, 1998, the Company entered into agreements, which provided for loans totaling $1,138,447. These loans are due upon demand and are secured by all the assets of the Company. The loans accrue interest at twelve percent per annum. In connection with these loans, the Company granted three-year options to purchase 487,978 shares of common stock at exercise prices ranging between $2.00 and $3.00 per share, which was at the then fair market value. In December 1998, $750,000 of these loans were converted into 375,000 shares of restricted common stock. At February 28, 1998, $388,447 of these loans was outstanding.

                        SERACARE, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


5.  LONG-TERM DEBT

SENIOR SUBORDINATED DEBENTURES

On February 13, 1998, the Company issued $16,000,000 in Senior Subordinated Debentures with interest payable quarterly at 12%. One-third of the then outstanding balance is due on February 13, 2003, one-half of the then outstanding balance is due on February 13, 2004 with the remaining balance due on February 13, 2005. In the event of certain public offerings of the Company's securities or a change in control (as defined), the Company is required to prepay the outstanding balance of the debentures. In addition, the Company may prepay the debentures at any time without penalty.

As part of the Securities Purchase Agreement, the Company issued warrants to the debenture holders to purchase 2,100,572 shares of common stock at $.01 per share. These warrants were valued at the fair value at that date, which resulted in an original issue discount of $7,575,808. This discount is being amortized as non-cash interest expense over the term of the debt.

The debentures are senior to all other debt but are subordinate to any future senior bank debt.

The Securities Purchase Agreement contains certain affirmative and negative covenants, including maintenance of certain minimum funded debt and fixed charge coverage ratios and restrictions on incurring certain indebtedness and liens, making certain dividend payments, making certain loans and advances or investments in other persons, selling a substantial amount of assets, entering into certain mergers or business combinations or using securities which are senior to or pari passu with these debentures. At February 28, 1998, the Company was in compliance with these covenants.

In conjunction with these debentures, the Company paid a finder's fee to the referring investment banker, consisting of $640,000 in cash and warrants to purchase 131,286 shares of its common stock at $3.00 per share. These warrants were valued at $69,599.

MORTGAGE PAYABLE

During the year ended February 28, 1998, the Company assumed the mortgage on one of the plasma centers in connection with the American Plasma acquisition. The mortgage, which amounts to $174,343 at February 28, 1998, is due in monthly installments of principal and interest of $1,830 through June 1, 2005. Interest is accrued at 10.5 percent per annum.

                        SERACARE, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


5.  LONG-TERM DEBT (CONTINUED)

SILVER STATE PLASMA PRODUCTS, INC.

On July 2, 1996, the Company acquired the operating assets of Silver State Plasma Center in Las Vegas, Nevada for $500,000 in cash and $300,000 in a note payable. The note payable accrues interest at 8%. Principal and interest payments are due monthly through August 1999. The note payable is secured by all the assets acquired in the Silver State Plasma Center acquisition. During 1998, this note payable was converted into 112,813 shares of restricted common stock.

CVD FINANCIAL CORPORATION

As of February 28, 1997, the Company owed CVD Financial $821,432 under a loan agreement in the original amount of $1,150,000, with interest at 14% per annum payable monthly and principal payable quarterly. The final principal and interest payment is due August 1, 1999. The loan is secured by all the assets of SeraCare, Inc. During 1998, the Company repaid this loan.

KIER CORPORATION

On September 2, 1996, the Company assumed a $45,000 note payable to The Kier Corporation, a lessor, in conjunction with the Company's acquisition of the rights to the Clearfield, Utah plasma collection center. The note payable accrues interest at 10.5% and is payable in monthly installments of $967. These monthly installments have been added to the base rental payments and are paid monthly over a five-year period. The first monthly installment of interest and principal commenced on October 20, 1996 and the final installment is due on September 20, 2001. If the lease is terminated or the Company defaults on the lease, the remainder of the loan is due in full immediately. At February 28, 1998, the outstanding balance on the note payable was $34,538.

Future minimum payments to be made, as of February 28, 1998:


     Year Ended February 28,                             Amount
     -----------------------                             ------
           1999                                     $    12,211
           2000                                          13,557
           2001                                          15,051
           2002                                          11,786
           2003                                       5,339,160
           Thereafter                                10,817,116
                                                    -----------
                                                     16,208,881
     Less current portion                                12,211
                                                    -----------
                                                    $16,196,670
                                                    -----------
                                                    -----------


                        SERACARE, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


6.   STOCKHOLDERS' EQUITY

COMMON STOCK

During 1998, the Company completed various private placements and received $3,932,718, net of $204,811 of related offering costs and expenses. In connection with these offerings, the Company issued 1,136,396 shares of its restricted common stock.

In connection with the Silver State Plasma Products, Inc. acquisitions, the Company had a note payable with an outstanding balance of $247,328 on February 28, 1997. During 1998, this note was converted into 112,813 shares of restricted common stock at the rate of $2.19 per share.

Additionally, during 1998 the Company received $750,000 of bridge loans, which were converted into 375,000 shares of restricted common stock (see
Note 4).

In connection with the acquisition of Western States Group, Inc., the Company issued 125,000 shares of restricted common stock, in a transaction valued at $438,288 (see Note 1).

In connection with the acquisition of the assets of Consolidated
Technologies, Inc., the Company issued 436,364 shares of restricted common stock, in a transaction valued at $1,530,023 (see Note 1).

In an effort to reduce the number of warrants outstanding prior to the issuance of the Senior Subordinated Debentures (see Note 5), the Company offered the holders of various warrants a cashless exchange of one share of common stock for two warrants. In conjunction with this offer, the holders of 615,000 Series A warrants elected to receive 307,500 shares of restricted common stock. In addition, the bridge loan holders elected to convert 907,500 warrants to 453,750 shares of restricted common stock. Dealer warrants were also exchanged for a total of 79,250 shares of restricted common stock.

On October 23, 1996, the Company completed the private placement offering dated June 1, 1996 and received net proceeds of $1,088,850. The net proceeds consisted of $1,047,500 in cash, and $227,500 in debt conversion, less $186,150 of related offering costs and expenses. In connection with this offering the Company issued 850,000 shares of its common stock. The offering also included Series A warrants to purchase 425,000 shares of common stock at an exercise price of $2.75 per share expiring on the earlier of six years from date of issuance or three years from effective date of the initial registration statement, discussed under Series A Warrants below. The proceeds of this offering were used to finance the expansion program of the Company and for working capital.

                        SERACARE, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


6.   STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK (CONTINUED)

During the period October 1, 1996 through February 28, 1997, the Company completed multiple closings related to the private placement offering dated October 1, 1996 and received net proceeds of $1,468,341. The net proceeds consisted of $1,432,500 in cash and $105,000 in debt conversion, less $69,159 of related offering costs and expenses. In connection with this offering the Company issued 1,025,000 shares of its common stock. The offering also included Series A warrants to purchase 512,500 shares of common stock at an exercise price of $2.75 per share expiring on the earlier of six years from date of issuance or three years from effective date of the initial registration statement, discussed under Series A Warrants below.

During the October 1, 1996 private placement, two directors and an officer purchased 360,000 shares of the Company's common stock and Series A Warrants to purchase 180,000 shares of common stock for cash of $540,000. In conjunction with both the June 1, 1996 and October 1, 1996 private placements, two directors who were also bridge loan holders, converted $332,500 of bridge loans into 221,667 shares of the Company's common stock and Series A Warrants to purchase 112,500 shares of common stock (see Note 3).

On September 2, 1996, the Company acquired all the assets, rights and leasehold rights to two development stage plasma centers located in Clearfield, Utah and Raleigh, North Carolina in exchange for shares of the Company's common stock. The purchase price was based upon a performance-based formula whereby a base quantity of 175,000 shares could be increased or decreased depending upon performance. At February 28, 1997, the Company determined that the estimated base shares to be issued under the agreement would be 119,875, valued at a fair market value of $179,813, and such amount was reflected in the financial statements at that time. In March 1998, a final resolution was reached regarding such base shares, and 125,000 shares were issued. Accordingly, at February 28, 1998, an additional 5,125 shares, valued at $7,687, have been reflected in the financial statements.

On September 2, 1996, the Company entered into a contract for services whereby the contractor could be paid in cash or 38,889 shares of common stock for services rendered. During the period, the Company recorded an expense of $58,333 to reflect the value of the services rendered. As of February 28, 1997, the contractor elected to receive the 38,889 shares of common stock.

The Company granted options during fiscal 1998 and 1997 to various outside directors. As a result, the Company recorded deferred compensation expense of $96,401 in 1998, included in other assets on the Consolidated Balance Sheets, and compensation expense of $10,700 in 1998 and $78,980 in 1997, included as non-cash general and administrative expenses on the Consolidated Statements of Operations (see Note 8).

                        SERACARE, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


6.   STOCKHOLDERS' EQUITY (CONTINUED)

SERIES B PREFERRED STOCK

In December 1997, the Company issued 15,000 shares of the Company's Series B Convertible Preferred Stock, par value $.001 per share, for $1,500,000 in a private placement, less issuance costs of $7,500. Such preferred stock is convertible into 300,000 common shares and has a $100 per share liquidation preference. The Series B Convertible Preferred Stock has no voting rights prior to conversion, does not accrue interest or cash dividends and is redeemable by the Company beginning January 1, 1999 at a premium to liquidation preference. The Company is required to redeem on December 31, 2002 all shares of Series B Preferred Stock which remain outstanding on such date at a price equal to the liquidation preference. As of February 28, 1998, all 15,000 shares issued were still outstanding.

SERIES A WARRANTS

The Company issued 940,000 Series A Warrants in connection with the two private placements dated June 1, 1996 and October 1, 1996. Each warrant allows the holder to purchase one share of common stock of the Company at $2.75. The Series A Warrants were exercisable immediately and will terminate on the earlier of six years from the date of issuance or three years from the date of the initial effectiveness of an "Initial Registration Statement" under Securities Act of 1933. The Initial Registration Statement is required to register the shares issued in conjunction with both private placements and the common stock underlying Series A Warrants. The Series A Warrants provide for adjustments consisting of a reduction of the exercise price of each Series A Warrant by $.10 upon the 270th day following the October 23, 1996 and for each subsequent month thereafter until the Company effectuates such registration. Such reduction is subject to a floor of $1.50. The Warrants are redeemable by the Company at $.01 per share, upon thirty days notice, if the common stock is publicly traded and the average of the closing price per share of the common stock for each of the twenty consecutive trading days immediately prior to the mailing of such notification and for each day thereafter until the redemption date shall have exceeded 133.3% of the then existing exercise price. No call for redemption can be made unless the Company has an effective registration statement on file relating to the common stock issued in conjunction with the private placements and the common stock underlying Series A Warrants. During the year ended February 28, 1998, the Company offered the holders of these warrants a cashless exchange of one share of stock for two warrants. Holders of 615,000 warrants elected
to receive 307,500 shares of restricted common stock.   As of February 28,
1998, 325,000 warrants remained outstanding.

OTHER WARRANTS

In conjunction with the issuance of the $16 million in subordinated debentures (see Note 5), the Company issued warrants to the debenture holders to purchase 2,100,572 shares of common stock at $.01 per share. In addition, the Company granted warrants to purchase 131,286 shares of its common stock at $3.00 per share as a finder's fee to the referring investment banker.

                        SERACARE, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


7.   SERIES A REDEEMABLE PREFERRED STOCK

On July 7, 1996, the Company acquired BHM Labs, Inc. in exchange for 3,600 shares of the Company's Series A Preferred Stock. The preferred stock is redeemable over three years, in 36 monthly installments with interest at the rate of eight percent per annum starting June 1996. Upon receipt of each monthly payment, the holder shall deliver to the Company, Series A Stock Certificates representing 1/36th (one hundred shares) of the preferred stock initially issued to the holder in connection with the acquisition. As of February 28, 1998, the Company has redeemed 2,000 shares of the preferred stock for $280,139 in cash (1,200 shares in 1998 and 800 shares in 1997). The shares are redeemable at $208,755 and $61,106 during 1999 and 2000, respectively.

8.   STOCK OPTIONS

The Company has entered into various employment and consulting agreements with officers and directors of the Company. As part of the agreements the officers and directors were granted stock options as follows:

     In February 1996, the president and chief executive officer of the Company was granted an option to purchase 100,000 shares of common stock of the Company at a price of $1.00 per share. These options became fully vested upon execution of the agreement and are exercisable until January 2001.

     Additionally, the president and chief executive officer was granted the following options, which are exercisable for a period of five years from the vesting date, unless noted otherwise.

     (1) In February 1996, the Company granted options to purchase 56,147 shares of common stock of the Company for the price of $1.25 per share. The options became fully vested in October 1996.

     (2) In conjunction with the employment agreement dated February 6, 1996, the Company granted options to purchase 150,000 shares of common stock of the Company for prices ranging from $1.00 to $3.00 per share. These options became fully vested in January 1997.

     (3) In conjunction with certain Bridge loans made to the Company in July 1996 (see Note 3), the Company granted options to purchase 130,000 shares of common stock of the Company at a price of $1.00 per share. These options were fully vested on the date granted, and are exercisable for a period of three years from the vesting date.

                        SERACARE, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


8.   STOCK OPTIONS (CONTINUED)

     (4) In conjunction with the $742,500 loans to the Company during calendar 1997 (see Note 3), the Company granted options to purchase 742,500 and 116,000 shares of common stock at an exercise price of $2.00 and $3.00 per share, which was at the then fair market value, respectively.
     These options were fully vested on the date granted, and are exercisable for three years.

     (5) In August 1997, the Board granted options to the Company's president to purchase 100,000 shares of common stock at an exercise price of $3.00 per share, which was above the fair market value at the time. These options vested immediately and are exercisable for five years.

     (6) In conjunction with a January 1998 bridge loan (see Note 3), the Company granted options to purchase 200,000 shares of common stock at an exercise price of $3.50 per share, which was at the then fair market value. In February 1998, these options were exchanged for 100,000 shares of common stock in a cashless exchange.

     In conjunction with the 1996 Plan of Reorganization, the Vice President of Finance and Vice President of Operations were granted options to purchase 42,110 and 28,073 shares of common stock of the Company, respectively. The option purchase price of the options related to the Vice President of Operations is a mean price between $.74 and the weighted average, as defined in the agreement. The options related to the Vice President of Finance became fully vested in October 1996 at an option price set at $1.25 per share. These options are exercisable for a period of five years from the vesting date. The options related to the Vice President of Operations vest one-third each year over a three year period beginning in January 1997.

     In April 1997, the Board granted options to the Vice President of Finance to purchase 25,000 shares of common stock at an exercise price of $2.00 per share, which was at the then fair market value. These options vested immediately and are exercisable for five years.

     In August 1997, various directors were granted options to purchase 145,000 shares of common stock of the Company at an exercise price of $2.25 per share, which was at the then fair market value. These options were fully vested at the granting date and are exercisable for a period of five years.

     During the year ended February 28, 1997, various directors were granted options to purchase 20,000 and 95,000 shares of common stock of the
     Company at an exercise price of $1.00 and $1.50, respectively.   These
     options were fully vested at the granting date and are exercisable for a period of five years.

                        SERACARE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   CONTINUED

8.  STOCK OPTIONS (CONTINUED)

     In connection with various loans made to the Company during the year ended February 28, 1998, the Company granted options to purchase 1,580,473 shares of common stock at exercise prices ranging between $2.00 and $4.00 share (including 349,000 granted at $3.50 per share to related parties). These options were fully vested at the granting date and are exercisable for a period of three years. In February 1998, 707,500 of these options were exchanged for 353,750 shares of common stock in a cashless exchange (including 349,000 options exchanged for 174,500 shares of common stock by related parties).

     The following table summarizes all option/warrant activity for the years ended February 28, 1998 and 1997:


                                                     Number of          Weighted
                                                   Common Stock         Average
                                                  Warrants/Options       Price
                                                  ----------------      ---------
     Outstanding as of March 1, 1996                    404,405          $1.50
     Granted                                          1,157,427           2.43
                                                  ----------------      ---------
     Outstanding as of February 28, 1997              1,561,832           2.22
     Granted                                          5,140,831           1.69
     Exercised                                       (1,523,000)         (3.20)
                                                  ----------------      ---------
     Outstanding as of February 28, 1998              5,179,663          $1.40
                                                  ----------------      ---------
                                                  ----------------      ---------
     Exercisable as of February 28, 1998              5,170,305          $1.40
                                                  ----------------      ---------
                                                  ----------------      ---------

                        SERACARE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   CONTINUED

8.  STOCK OPTIONS (CONTINUED)

FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option, using the Black Scholes method, at the weighted-average assumption used for grants in fiscal 1998 and 1997 dividend yield of zero percent; expected volatility of 23 percent; risk free interest rate of 5.67; and expected life of 5.0 years.

The weighted average fair value of options granted during the years ended February 28, 1998 and 1997 was $.74 and $.27, respectively.

Under the accounting provisions of FASB Statement 123, the Company's net income (loss) and income (loss) per share for the years ended February 28, 1998 and 1997 would have been reduced to the pro forma amounts indicated below:


                                                      Years ended February 28,
                                                         1998          1997
                                                         ----          ----
     Net income (loss)
     As reported                                       $453,853      $(511,108)
     Pro forma                                         $391,653      $(575,100)

     Basic income (loss) per share
     As reported                                         $  .09        $  (.20)
     Pro forma                                           $  .08        $  (.23)

     Diluted income (loss) per share
     As reported                                         $  .08        $  (.20)
     Pro forma                                           $  .07        $  (.23)


The table on the following page summarizes information about stock options outstanding at February 28, 1998:

                        SERACARE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   CONTINUED

8.  STOCK OPTIONS (CONTINUED)


                              Outstanding                                         Exercisable
-----------------------------------------------------------------------   ---------------------------
                                               Weighted Average                Weighted Average
    Range of                             ------------------------------   ---------------------------
Exercise Prices              Shares      Life (Months)   Exercise Price    Shares      Exercise Price
---------------            ---------     -------------   --------------   ---------    --------------
      $0.01                2,100,572       Unlimited         $0.01        2,100,572        $0.01
   $1.00-$1.50               521,330          27.0           $1.15          511,972        $1.15
      $2.00                1,011,726          30.8           $2.00        1,011,726        $2.00
   $2.25-$4.00             1,546,035          33.6           $2.97        1,546,035        $2.97
                           ---------                         -----        ---------        -----
                           5,179,663                         $1.40        5,170,305        $1.40
                           ---------                         -----        ---------        -----
                           ---------                         -----        ---------        -----

9.   LEASES

The Company is currently leasing its corporate office under a noncancelable lease agreement, which expires in May 1999. In addition, the Company leases office and manufacturing facilities in Austin, Texas under a noncancelable lease agreement expiring in November 1999. The Company is also obligated under various other lease agreements for other locations (primarily donor centers) through four of its wholly-owned subsidiaries. Two donor center locations are leased on a month-to-month basis. The remaining leases expire at various dates ranging from August 1998 to September 2006. All of the leases have renewal options.

Future minimum rental obligations under the aforementioned lease agreements are as follows:


FISCAL YEAR ENDED                                            AMOUNT
-----------------                                         ----------
    1999                                                    $663,761
    2000                                                     519,085
    2001                                                     362,452
    2002                                                     297,691
    2003                                                     221,741
    Thereafter                                               128,234
                                                          ----------
                                                          $2,192,964
                                                          ----------
                                                          ----------

Rent expense amounted to $571,508 and $319,751 for the years ended February 28, 1998 and 1997, respectively.

                        SERACARE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   CONTINUED


10.  INCOME TAXES

The provision for income taxes included in the accompanying consolidated statements of operations consists of the following components:


                                                   Year ended February 28,
                                                     1998          1997
                                                     ----          ----
     Currently payable:
     Federal                                       $   -         $   -
     State                                          25,000        16,000

     Deferred taxes                                    -             -
                                                   -------        -------
     Total income tax provision                    $25,000        $16,000
                                                   -------        -------
                                                   -------        -------

The effective tax rate on income before income taxes in fiscal 1998 differed from the federal statutory tax rate primarily due to state income tax expense of $25,000 and utilization of federal net operating loss carryforwards that were not previously recorded as deferred tax assets because the Company was unable to determine whether it was more likely than not that the deferred tax asset would be realized.

The effective tax rate on loss before income taxes in fiscal 1997 differed from the federal statutory tax rate primarily due to the increase in the valuation allowance for deferred tax assets, except for state income tax expense of $16,000.

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. The tax effects of temporary differences for depreciation, amortization, and valuation allowances from current and prior periods and net operating loss carryforwards could give rise to the recording of deferred tax assets. The Company is in the process of determining the amount of net operating loss carryforwards available to offset future taxable income. The Company was unable to determine whether it was more likely than not that the deferred tax assets would be realized, therefore a 100% valuation allowance was established.

                        SERACARE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   CONTINUED

11.  COMMITMENTS

The Company has entered into various employment and consulting agreements with current and previous officers and directors of the Company. The following describes certain terms and obligations provided by the agreements entered into by the Company with such officers and directors:

     The Company is obligated to two officers under three-year employment agreements dated February 6, 1996. The current annual salaries under these agreements are $365,000.

     Under the terms of a consulting agreement dated in April 1996, the Company is obligated to pay an outside director $50,000 per year. In January 1998, the term of such agreement was extended through March 2002.

     In connection with the acquisitions of Consolidated Technology Group and Western States Group, Inc., the Company is obligated under the terms of four five-year employment agreements dated February 13, 1998. The current annual salaries under these agreements are $522,000.

     The employment agreements also provide for a management bonus which will allocate on the basis of salaries, 10% of pre-tax earnings to management personnel in the event the Company achieves certain minimum annual pre-tax earnings, as defined in the agreements.

12.  CONCENTRATION OF CREDIT RISK, SIGNIFICANT CUSTOMERS AND SALES COMMITMENTS

During the year ended February 28, 1998, the Company sold its primary product, plasma, on credit mainly to fractionators in the health care industry. The plasma is processed into various immune enhancing and other pharmaceutical products which are then sold for therapeutic applications.

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

                        SERACARE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   CONTINUED

12. CONCENTRATION OF CREDIT RISK, SIGNIFICANT CUSTOMERS AND SALES COMMITMENTS (CONTINUED)

The Company is required to obtain from each donor an informed consent regarding the donation procedure. Failure of the Company to obtain an adequate consent could have a material adverse effect on the Company.

For the year ended February 28, 1998, 87% of the net sales (including 49% to a European customer) were made to three customers by the plasma operations.

During the year ended February 28, 1998, the Company terminated agreements with two customers which represented 28% and 15% of sales in fiscal 1998 and 85% and 13% of sales in fiscal 1997 from the plasma operations and negotiated new agreements with a new customer for such plasma. In addition, in November 1997, the Company acquired five mature plasma collection centers from American Plasma Management, Inc. (see Note 1) and began to expand its customer base by selling the plasma from such centers to new customers. Further, effective January 1, 1998, the Company acquired Western States Group, Inc. and Consolidated Technologies, Inc., both of whom enjoy a broad customer base of complementary but not identical customers.

In November 1996, the Company entered into an agreement with one customer relating to three start-up facilities and in April 1997 added two additional start-up facilities whereby the Company committed to sell substantially all of the plasma collected from the indicated centers at various prices specified in the agreement. The agreement expires January 31, 2000 and may be terminated if the plasma collection centers fail to comply with applicable FDA, QPP and customer initiated operating procedures. In June 1997, one of the five centers subject to this agreement became licensed to ship plasma by FDA and QPP approval. The four other centers, however, were operating under reference numbers from the FDA in order to establish compliance documentation sufficient for approval and had not yet received FDA and QPP approval to sell collected plasma.

13.  RELATED PARTY TRANSACTIONS

The Company has had various transactions with related parties. These transactions are described in Notes 3, 6, 8 and 11.

                        SERACARE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   CONTINUED

14.  OTHER INCOME

Other income includes $801,215 from a one-time non-operating gain realized from the sale of salvage plasma material.

15.  EARNINGS PER SHARE

The following table reconciles the numerators and denominators of the basis and diluted earnings per share computation:


                                                               Year ending February 28,
                                                                  1998          1997
                                                                  ----          ----
Basic earnings (loss) per share
  Net income (loss)                                             $453,853      $(511,108)
                                                               ---------      ----------
                                                               ---------      ----------
  Income (loss) available to common stockholders (numerator)    $453,853      $(511,108)
                                                               ---------      ----------
                                                               ---------      ----------
  Weighted average common shares outstanding (denominator)     4,818,313      2,509,042
                                                               ---------      ----------
                                                               ---------      ----------
  Basic earnings (loss) per share                                  $0.09          $(.20)
                                                               ---------      ----------
                                                               ---------      ----------
Diluted earnings (loss) per share
  Income (loss) available to common stockholders (numerator)    $453,853      $(511,108)
                                                               ---------
                                                               ---------
  Weighted average common shares outstanding                   4,818,313      2,509,042
  Weighted average warrants/options outstanding                2,505,029          -
  Weighted average other dilutive securities                      75,000          -
  Stock acquired with proceeds                                (1,691,937)         -
                                                               ---------      ----------
  Weighted average common shares and assumed conversion
    outstanding (denominator)                                  5,706,405      2,509,042
                                                               ---------      ----------
                                                               ---------      ----------
  Diluted earnings (loss) per share                                $0.08          $(.20)
                                                               ---------      ----------
                                                               ---------      ----------

Options and warrants to purchase 1,561,832 shares were outstanding during the fiscal year ended 1997 but were not included in the computation of diluted loss per common share because the effect would be anti-dilutive.

16.  SUBSEQUENT EVENTS

Effective April 24, 1998, the Company consummated a $10 million, two-year committed credit facility with Brown Brothers Harriman & Co. Proceeds from the financing will be used for general working capital. Under the terms of the agreement, interest will accrue at Bank of Boston prime rate plus .75 base points and will be payable quarterly. The agreement contains various covenants relating to: minimum effective capital; maximum total liabilities/effective capital; minimum current ratio; minimum EBITDA/interest expense + capital; and other nonfinancial covenants relating to restrictions on additional indebtedness, guarantees of indebtedness, limitations on investments, asset sales, mergers or other changes of control, divestitures, acquisitions, dividends and distributions. As of May 15, 1998, $3 million had been drawn against the line.

                                 EXHIBIT INDEX

 THE FOLLOWING EXHIBITS ARE BEING FILED AS PART OF THIS REPORT.


4.9  Revolving Term Note  between Brown Brothers Harriman & Co and SeraCare,
     Inc. dated April 24, 1998.

4.10 Revolving Loan and Security Agreement between Brown Brothers Harriman &
     Co and SeraCare, Inc. dated April 24, 1998.

4.11 Subordination Agreement between Brown Brothers Harriman & Co and
     SeraCare, Inc. dated April 24, 1998.

4.12 Borrowing and Agency Agreement between Brown Brothers Harriman & Co and
     SeraCare, Inc. dated April 24, 1998.

4.13 Cross-Guaranty Agreement between Brown Brothers Harriman & Co and
     SeraCare, Inc. dated April 24, 1998.

4.14 Warrant To Purchase Common Stock of SeraCare, Inc. issued to Brown
     Brothers Harriman & Co. dated April 24, 1998.
