Form 10-Q
period 1998-05-31
SERACARE INC
filed 1998-07-14
CIK 1016608

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                   FORM 10 - QSB


(X) QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended May 31, 1998
                               ------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


For the transition period from _____________________ to ____________________.


Commission file number   0-21781
                      ----------------------------------------------------------

                              SERACARE, INC.
--------------------------------------------------------------------------------
     (Exact name of Small Business Registrant as specified in its charter)

         DELAWARE                                         95-4343492
-------------------------------                        ----------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

1925 CENTURY PARK EAST, SUITE 1970
LOS ANGELES, CALIFORNIA                                          90067
-------------------------------                                ---------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number:  (310) 772-7777
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes (X) No ( )

As of June 30, 1998, the issuer had 7,210,539 shares of its common stock, $.001 par value issued and outstanding.

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

                           PART  I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS ARE PROVIDED AS FOLLOWS:

                                                                         PAGE
                                                                        NUMBER
          SERACARE, INC. AND SUBSIDIARIES
          CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED)


          Consolidated Balance Sheets -
            as of May 31, 1998 (Unaudited) and
            as of February 28, 1998 (Audited)                             3

          Consolidated Statements of Operations - (Unaudited)
             For the three months ended May 31, 1998 and
             For the three months ended May 31, 1997                      4

          Consolidated Statements of Cash Flows - (Unaudited)
             For the three month period ended May 31, 1998 and
             For the three month period ended May 31, 1997                5

          Notes to Consolidated Financial Statements                      7

SERACARE, INC.
CONSOLIDATED BALANCE SHEET
AS OF MAY 31, 1998
(IN WHOLE DOLLARS)


                                                                 5-31-98              2-28-98
                                                               (UNAUDITED)           (AUDITED)
                                                               -----------           ---------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                    $  1,381,668       $  5,497,524
  Accounts receivable (net)                                       8,547,470          4,612,968
  Inventory                                                       9,408,845          7,644,601
  Prepaid expenses and other current assets                         382,826            243,785
                                                               ------------       ------------
    Total Current Assets                                         19,720,809         17,998,878
                                                               ------------       ------------
PROPERTY AND EQUIPMENT - NET                                      2,853,436          2,780,850
FDA LICENSES, less accumulated amortization
  of $70,271 and $57,351                                          2,747,079          2,759,999
DONOR BASE AND RECORDS, less accumulated
  amortization of $78,023 and $61,149                             1,792,305          1,688,762
REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCATED
  TO IDENTIFIABLE ASSETS, less accumulated amortization
  of $88,277 and $78,635                                            683,176            692,818
GOODWILL, less accumulated amortization of $183,654
  and $84,292                                                     9,780,071          9,748,357
DEFERRED BOND DISCOUNT, less accumulated
  amortization of $335,213 and $49,349                            7,955,361          8,241,225
OTHER ASSETS, including start-up costs
  of $1,147,803 and $739,171                                      2,078,627          1,318,483
                                                               ------------       ------------
TOTAL ASSETS                                                   $ 47,610,864       $ 45,229,372
                                                               ------------       ------------
                                                               ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                        $  2,660,984       $  2,495,588
  Accrued payroll and related expenses                              323,130            230,474
  Accrued expenses                                                1,410,079          1,266,854
  Deferred income (Note 4)                                        1,096,522          1,131,178
  Line of credit (Note 3)                                         3,207,000
  Bridge loans from related parties                                 995,500          2,121,500
  Notes payable                                                   1,088,447          1,296,947
  Current portion of long-term debt                                  12,547             12,211
                                                               ------------       ------------
  Total current liabilities                                      10,794,209          8,554,752
                                                               ------------       ------------
LONG-TERM DEBT                                                   16,193,400         16,196,670

SERIES A REDEEMABLE PREFERRED STOCK, $.001 par
  value, 25,000,000 shares authorized; 1,300 shares
  issued and outstanding (1,600 at 2/28/98)                         189,644            231,130
STOCKHOLDERS' EQUITY
  Series B convertible preferred stock, $.001 par value,
    15,000 shares authorized and outstanding.
    Liquidation value $100 per share                                     15                 15
  Common stock, $.001 par value, 25,000,000 shares
     authorized and 7,210,539 issued and outstanding                  7,210              7,210
  Additional paid-in capital                                     20,293,232         20,293,232
  Retained earnings (deficit)                                       133,154            (53,637)
                                                               ------------       ------------
Total stockholders' equity                                       20,433,611         20,246,820
                                                               ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 47,610,864       $ 45,229,372
                                                               ------------       ------------
                                                               ------------       ------------


            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SERACARE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(IN WHOLE DOLLARS, EXCEPT PER SHARE DATA)
(UNAUDITED)


                                                                 For the Three Months Ended
                                                               ------------------------------
                                                                 May 31,            May 31,
                                                                  1998               1997
                                                               -----------        ----------
Revenues
    Net sales                                                  $  7,661,785       $  1,585,853
    Income from joint venture                                       199,638                  -
                                                               ------------       ------------
         Total Revenue                                            7,861,423          1,585,853

Cost of sales                                                     6,214,856          1,427,486
                                                               ------------       ------------
Gross profit                                                      1,646,567            158,367

General and administrative expenses                                 957,270            274,976

Non-cash general and administrative expenses                          5,355                  -
                                                               ------------       ------------
Net income (loss) from operations                                   683,942           (116,609)

Interest expense                                                    317,977             48,614

Non-cash interest expense                                           301,449                  -

Other expense (income), net                                        (122,275)              (942)
                                                               ------------       ------------
Income (loss) before income taxes                                   186,791           (164,281)
Income Taxes (Note 6)                                                     -                  -
                                                               ------------       ------------

Net income                                                     $    186,791       $   (164,281)
                                                               ------------       ------------
                                                               ------------       ------------
Earnings (loss) per common share (Note 2)

  Basic                                                        $       0.03       $      (0.04)
                                                               ------------       ------------
                                                               ------------       ------------

  Diluted                                                      $       0.02       $      (0.04)
                                                               ------------       ------------
                                                               ------------       ------------
Weighted average shares issued and outstanding (Note 2)

  Basic                                                           7,210,585          4,149,387
                                                               ------------       ------------
                                                               ------------       ------------

  Diluted                                                        11,777,067          4,149,387
                                                               ------------       ------------
                                                               ------------       ------------


            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SERACARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN WHOLE DOLLARS)
(UNAUDITED)


                                                                    For the Three Months Ended
                                                                 --------------------------------
                                                                    May 31,             May 31,
                                                                     1998                1997
                                                                 -------------        -----------
INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $186,791           $(164,281)
  Adjustments to reconcile net income (loss) to
     cash provided by (used in) operating activities:
        Depreciation and amortization                               250,997              64,826
        Income from joint venture                                  (199,638)
        Non-cash interest expense                                   301,449
        Non-cash general and administrative expense                   5,355
        (Increase) decrease from changes in:
           Accounts receivable                                   (3,934,502)           (115,651)
           Inventory                                             (1,764,244)           (396,830)
           Prepaid expenses and other current assets               (563,651)               (120)
           Other assets                                            (272,814)             (8,483)
           Accounts payable                                         565,006             (35,167)
           Accrued payroll and related expenses                      92,656             (11,067)
           Accrued expenses                                         168,225              62,215
           Deferred income                                          (34,656)            492,507
                                                               ------------          ----------
Net cash used in operating activities                            (5,199,026)           (112,051)
                                                               ------------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                              (142,059)           (170,034)
  Additions to other intangible assets                             (582,434)
  Distributions from joint venture                                  100,000
  Additions to FDA licenses                                               0            (232,420)
  Additions to donor base and records                              (120,417)           (154,946)
                                                               ------------          ----------
Net cash used in investing activities                              (744,910)           (557,400)
                                                               ------------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances under line of credit                                   3,207,000
  Repayments of long-term debt                                       (2,934)            (83,959)
  Repayments of notes payable                                      (208,500)
  Repayments of bridge loans from related parties                (1,126,000)
  Payments on redemption of preferred stock                         (41,486)            (38,307)
  Proceeds from bridge loans from officers                                0             325,000
                                                               ------------          ----------
Net cash provided by financing activities                         1,828,080             202,734
                                                               ------------          ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (4,115,856)           (466,717)

CASH AND CASH EQUIVALENTS, beginning of period                    5,497,524             544,077
                                                               ------------          ----------

CASH AND CASH EQUIVALENTS, end of period                         $1,381,668             $77,360
                                                               ------------          ----------
                                                               ------------          ----------


            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SERACARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN WHOLE DOLLARS)
(UNAUDITED)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for the three months ended:                      May 31, 1998    May 31, 1997
                                                             ------------    ------------
      Interest                                                  $51,818         $48,614
      State income taxes                                             $0         $16,000



            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           SeraCare, Inc. and Subsidiaries
                      Notes to Consolidated Financial Statements


1.   STATEMENT OF INFORMATION FURNISHED

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position of SeraCare, Inc. and Subsidiaries as of May 31, 1998, and the results of their operations and cash flows for the three months ended May 31, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998.

The results of operations for the three month period ended May 31, 1998 are not necessarily indicative of the results to be expected for any other period or for the entire current fiscal year.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules to Form 10-QSB. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998.

2.   EARNINGS PER SHARE

Basic earnings (loss) per common share amounts are calculated based upon the weighted average number of shares actually outstanding during the period. Diluted earnings per share for the three months ended May 31, 1998 have been calculated by considering dilutive common stock options, purchase warrants and convertible debt instruments in such calculation. Common stock options, purchase warrants and convertible debt instruments have not been considered in calculating the diluted amount for the three months ended May 31, 1997 as their inclusion would be anti-dilutive.

3.   CREDIT FACILITY

Effective April 24, 1998, the Company consummated a $10 million, two-year
committed credit facility with Brown Brothers Harriman & Co.   Under the
terms of the agreement, interest will accrue at Bank of Boston prime rate plus .75 base points and will be payable quarterly. The agreement contains various covenants relating to: minimum effective capital; maximum total liabilities/effective capital; minimum current ratio; minimum EBITDA/interest expense + capital: and other non-financial covenants relating to restrictions on additional indebtedness, guarantees of indebtedness, limitations on investments, asset sales, mergers or other changes of control, divestitures, acquisitions, dividends and distributions.

4.   DEFERRED INCOME

As of May 31, 1998, the Company had received cash advances from a customer totaling $1,096,522. These advances were used primarily for working capital related principally to the newly established plasma centers.

                          SeraCare, Inc. and Subsidiaries
                      Notes to Consolidated Financial Statements



5.   ACQUISITIONS

Effective January 1, 1998, the Company acquired substantially all of the operating assets of Consolidated Technologies, Inc. a biomedical manufacturing company specializing in the supply of products and services to the in-vitro diagnostic industry. At the same time, the Company acquired Western States Group, Inc., a worldwide marketing organization for therapeutic blood plasma products, diagnostic test kits, specialty plasma and bulk plasma.

On November 29, 1997, the Company acquired five plasma centers from American Plasma Management, Inc.

The unaudited proforma results of operations, assuming these acquisitions had occurred as of the beginning of the 1997 quarter for revenue, net loss per share, are as follows:


                                             Quarter Ended
                                             May 31, 1997
                                             -------------
Revenue                                      $ 6,294,915
Net loss                                     $  (827,425)
Loss per share
  Basic                                      $ (.14)
  Diluted                                    $ (.14)


6.   INCOME TAXES

No provision for current income taxes has been made for the period ending May 31, 1998, because the Company has a loss carryforward which exceeds the net income reflected. Regarding deferred taxes, the Company uses the asset and liability method for financial accounting and reporting of deferred income taxes. This method provides for recognition of deferred tax assets in the current period for the future benefit of net operating loss carryforwards and items of expense which have been recognized in the financial statements, but will be deductible for income tax purposes in future periods. The Company has determined that it was not more likely than not that the deferred tax asset will be realized, therefore a 100% valuation allowance was established and the deferred tax benefit has not been reflected in the current statements.

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


                               RESULTS OF OPERATIONS

  THREE MONTHS ENDED MAY 31, 1998 AS COMPARED TO THREE MONTHS ENDED MAY 31, 1997

REVENUE
Net revenue of the Company increased by 396%, or $6,275,570 to $7,861,423 during the 1998 period. The increase was attributable primarily to the acquisitions of Western States Group, Inc. and the operating assets of Consolidated Technologies, Inc effective January 1, 1998, which contributed $3,152,094 and $1,251,243 respectively to the increase. Also contributing was a 79% increase in the volume of plasma collected during the period by the Biologics Division, due in part to the November 1997 acquisition of centers located in: Salt Lake City, Utah; Reno, Nevada; Kalamazoo, Michigan; South Bend, Indiana; and Boise, Idaho; and in part to the ramping up of the newly established centers located in: Pasco, Washington; Toledo, Ohio; Raleigh, North Carolina; Macon, Georgia; Clearfield, Utah; Pocatello, Idaho; Savannah, Georgia; and Wilmington, Delaware. The Company collected about 71,490 liters of plasma during the three month period ended May 31, 1998 compared to about 39,876 for the comparable prior year period or an increase of about 31,614. The centers located in Raleigh, Macon, Toledo and Pasco were operating under Reference Number's from the FDA during the period and were thus not allowed to sell or ship plasma, although they were collecting plasma during the period. Clearfield received final FDA approval in May 1997. In addition, revenue from the Biologics Division was higher compared to the same period last year as a result of a structural change in pricing under the Grupo Grifols agreement whereby the Company pays for testing and softgoods.

GROSS PROFIT
Gross profit increased by $1,488,200 or 940% percent in the 1998 period to $1,646,567. The increased revenues as discussed above were substantially offset by: the operating expenses associated with Western States Group, Inc. and Consolidated Technologies; and the higher salaries costs, donor fees, and other operating costs resulting from the 79% increase in the volume of plasma collected. Higher softgoods and testing costs were caused by the increased volumes and by the structural change in pricing under the Grupo Grifols agreement whereby the Company pays for testing and softgoods.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses in 1998 increased by $687,649 to $962,625 an increase of 250% due mainly to the inclusion of such expenses attributable to Western States Group, Inc. and Consolidated Technologies. Legal and professional fees, travel expenses, and salaries expense were also higher.

INTEREST EXPENSE
Interest paid increased by $269,363 to $317,977 due primarily to the increased debt required to finance acquisitions. The non-cash interest of $301,449 represents the amortization of the bond discount associated with the February 1998 $16.0 million subordinated debenture issue.

NET INCOME
As a result of the above, there was a net income for the three months ended May 31, 1998 of $186,791 compared to a net loss of $164,281 for the same prior year period.


                          LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 1998 the Company's current assets exceeded current liabilities by $8,926,600. The use of cash during the quarter was consistent with the Company's strategic plan for strong growth and the Company feels that progress has been made during the period. With a continuation of a strategic focus on growth, the short-term impact on the Company's earnings and cash flow has been to defer profitability and positive cash flows. The Company believes, however, that the acquisitions of Western States Group, Inc., the operating assets of Consolidated Technologies, Inc., the November 1998 acquisition of centers located in: Salt Lake City, Utah; Reno, Nevada; Kalamazoo, Michigan; South Bend, Indiana; and Boise, Idaho; and the continuing ramp-up of the newly established centers located in: Pasco, Washington; Toledo, Ohio; Raleigh, North Carolina; Macon, Georgia; Clearfield, Utah; Pocatello, Idaho; Savannah, Georgia; and Wilmington, Delaware represent substantial progress toward becoming a significant company within the plasma products industry. The Company expects that plasma pricing and plasma products demand will continue to strengthen and that reductions in the cost of softgoods, supplies and testing will continue to reflect in improved gross margins.

Net cash used in operating activities during the three-month period ended May 31, 1998 was $5,199,026 compared to $112,051 during the same prior year period. This was due primarily to the increase in accounts receivable and inventory partially offset by the increases in accounts payable and other accrued expenses attributable to the acquisitions of Western States Plasma Group, Inc. and Consolidated Technologies and the 79% increase in the volume of plasma collected. Also contributing was an increase in accounts receivable resulting from the payment terms of the Grupo Grifols sales agreement and an increase in inventory due to a thirty day hold period pursuant to the terms of the Grupo Grifols agreement and to the new First Time Donor program initiated by ABRA effective July 1, 1997.

Cash flows used in investing activities for the three months ended May 31, 1998 was $744,910 compared to $557,400 for the comparable prior year period. This increase resulted primarily from the capital requirements of the newly established plasma collection centers in Raleigh, Macon, Pasco, Toledo, Pocatello, Wilmington and Savannah.

Cash flow provided by financing activities was $1,828,080 for the current year period compared to $202,734 for the comparable prior period. This increase was mostly due to advances under the new revolving line of credit, partially offset by repayment of bridge loans from both related and unrelated parties.

Management believes that internally generated cash flow combined with the newly established $10.0 million, two-year revolving line of credit will be sufficient to meet the ongoing working capital requirements of the Company's current operations for the balance of fiscal 1998. Any significant expansion or acquisition however, will need to be funded by a combination of internally generated cash flows, short-term bridge financing, private placements, and/or a possible public offering.

                                     SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SERACARE, INC.
                                    (Registrant)

Dated: July  13, 1998              By:  /s/  Barry D. Plost
                                        -------------------------------
                                        Barry D. Plost, President & CEO

                                   By:  /s/ Jerry L. Burdick
                                        -------------------------------
                                        Jerry L. Burdick
                                        Principal Accounting and
                                        Finance Officer