Form 10QSB/A
period 1998-05-31
SERACARE INC
filed 1998-09-10
CIK 1016608

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-QSB/A

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period  ended  May 31, 1998
                                -------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934  (NO FEE REQUIRED)

For the transition period from                       to                       .
                               ---------------------    ----------------------

Commission file number   0-21781
                        ------------------------------------------------------

                                 SERACARE, INC.
------------------------------------------------------------------------------
      (Exact name of Small Business Registrant as specified in its charter)

           DELAWARE                                            95-4343492
----------------------------------------                   --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

1925 CENTURY PARK EAST, SUITE 1970
LOS ANGELES, CALIFORNIA                                           90067
----------------------------------------                   --------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number:  (310) 772-7777
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

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS ARE PROVIDED AS FOLLOWS:

                                                                         PAGE
                                                                        NUMBER
     SERACARE, INC. AND SUBSIDIARIES
     CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)

     Consolidated Balance Sheets -
        as of May 31, 1998 (Unaudited) and
        as of February 28, 1998 (Audited)                                   3

     Consolidated Statements of Operations - (Unaudited)
        For the three months ended May 31, 1998 and
        For the three months ended May 31, 1997                             4

     Consolidated Statements of Cash Flows - (Unaudited)
        For the three month period ended May 31, 1998 and
        For the three month period ended May 31, 1997                       5

     Notes to Consolidated Financial Statements                             7

SERACARE, INC.
CONSOLIDATED BALANCE SHEET
AS OF MAY 31, 1998                                                              5-31-98            2-28-98
(IN WHOLE DOLLARS)                                                            (UNAUDITED)         (AUDITED)
                                                                            ------------       ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                   $ 1,381,668        $ 5,497,524
  Accounts receivable (net)                                                     8,547,470          4,612,968
  Inventory                                                                     9,408,845          7,644,601
  Prepaid expenses and other current assets                                       382,826            243,785
                                                                              -----------        -----------
    Total Current Assets                                                       19,720,809         17,998,878
                                                                              -----------        -----------

PROPERTY AND EQUIPMENT - NET                                                    2,853,436          2,780,850
FDA LICENSES, less accumulated amortization
  of $70,271 and $57,351                                                        2,747,079          2,759,999
DONOR BASE AND RECORDS, less accumulated
  amortization of $78,023 and $61,149                                           1,792,305          1,688,762
REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCATED
  TO IDENTIFIABLE ASSETS, less accumulated amortization
  of $88,277 and $78,635                                                          683,176            692,818
GOODWILL, less accumulated amortization of $183,654
  and $84,292                                                                   9,780,071          9,748,357
DEFERRED BOND DISCOUNT, less accumulated
  amortization of $335,213 and $49,349                                          7,955,361          8,241,225
OTHER ASSETS, including start-up costs
  of $1,147,803 and $739,171                                                    2,078,627          1,318,483
                                                                              -----------        -----------
TOTAL ASSETS                                                                  $47,610,864        $45,229,372
                                                                              -----------        -----------
                                                                              -----------        -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                       $ 2,660,984        $ 2,495,588
  Accrued payroll and related expenses                                            323,130            230,474
  Accrued expenses                                                              1,410,079          1,266,854
  Deferred income (Note 4)                                                      1,096,522          1,131,178
  Line of credit (Note 3)                                                       3,207,000
  Bridge loans from related parties                                               995,500          2,121,500
  Notes payable                                                                 1,088,447          1,296,947
  Current portion of long-term debt                                                12,547             12,211
                                                                              -----------        -----------

  Total current liabilities                                                    10,794,209          8,554,752
                                                                              -----------        -----------

LONG-TERM DEBT                                                                 16,193,400         16,196,670

SERIES A REDEEMABLE PREFERRED STOCK, $.001 par value, 25,000,000 shares
  authorized; 1,300 shares issued and outstanding (1,600,000 at 2-28-98)          189,644            231,130
STOCKHOLDERS' EQUITY
  Series B convertible preferred stock, $.001 par value, 15,000 shares authorized and outstanding
    Liquidation value $100 per share                                                   15                 15
  Common stock, $.001 par value, 25,000,000 shares
     authorized and 7,210,539 issued and outstanding                                7,210              7,210
  Additional paid-in capital                                                   20,293,232         20,293,232
  Retained earnings (deficit)                                                     133,154            (53,637)
                                                                              -----------        -----------
Total stockholders' equity                                                     20,433,611         20,246,820
                                                                              -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $47,610,864        $45,229,372
                                                                              -----------        -----------
                                                                              -----------        -----------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SERACARE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(IN WHOLE DOLLARS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                                          For the Three Months Ended
                                                                     -------------------------------------
                                                                          May 31,             May 31,
                                                                           1998                1997
                                                                     --------------      -----------------
Revenues
    Net sales                                                         $  7,661,785         $ 1,585,853
    Income from joint venture                                              199,638                   -
                                                                      ------------         -----------

         Total Revenue                                                   7,861,423           1,585,853

Cost of sales                                                            5,939,960           1,427,486
                                                                      ------------         -----------

Gross profit                                                             1,921,463             158,367

General and administrative expenses                                        930,717             274,976

Non-cash general and administrative expenses                                 5,355                   -
                                                                      ------------         -----------

Net income (loss) from operations                                          985,391            (116,609)

Interest expense                                                           619,426              48,614

Non-cash interest expense                                                  301,449                   -

Other expense (income), net                                               (122,275)               (942)
                                                                      ------------         -----------

Income (loss) before income taxes                                          186,791            (164,281)
Income Taxes (Note 6)                                                            -                   -
                                                                      ------------         -----------

Net income                                                            $    186,791         $  (164,281)
                                                                      ------------         -----------
                                                                      ------------         -----------



Earnings (loss) per common share (Note 2)

  Basic                                                               $       0.03         $     (0.04)
                                                                      ------------         -----------
                                                                      ------------         -----------

  Diluted                                                             $       0.02         $     (0.04)
                                                                      ------------         -----------
                                                                      ------------         -----------

Weighted average shares issued and outstanding (Note 2)

  Basic                                                                  7,210,585           4,149,387
                                                                      ------------         -----------
                                                                      ------------         -----------

  Diluted                                                               11,777,067           4,149,387
                                                                      ------------         -----------
                                                                      ------------         -----------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SERACARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN WHOLE DOLLARS)
(UNAUDITED)                                                               For the Three Months Ended
                                                                     -------------------------------------
                                                                        May 31,                May 31,
INCREASE (DECREASE) IN CASH                                              1998                  1997
                                                                     --------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $    186,791        $    (164,281)
  Adjustments to reconcile net income (loss) to
     cash provided by (used in) operating activities:
        Depreciation and amortization                                     279,840               64,826
        Income from joint venture                                        (199,638)                   -
        Non-cash interest expense                                         301,449                    -
        Non-cash general and administrative expense                         5,355                    -
        (Increase) decrease from changes in:
           Accounts receivable                                         (3,934,502)            (115,651)
           Inventory                                                   (1,764,244)            (396,830)
           Prepaid expenses and other current assets                     (563,651)                (120)
           Other assets                                                  (272,814)              (8,483)
           Accounts payable                                               565,006              (35,167)
           Accrued payroll and related expenses                            92,656              (11,067)
           Accrued expenses                                               168,225               62,215
           Deferred income                                                (34,656)             492,507
                                                                      ------------         -----------
Net cash used in operating activities                                  (5,170,183)            (112,051)
                                                                      ------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                    (170,902)            (170,034)
  Additions to other intangible assets                                   (582,434)                   -
  Distributions from joint venture                                        100,000                    -
  Additions to FDA licenses                                                     -             (232,420)
  Additions to donor base and records                                    (120,417)            (154,946)
                                                                      ------------         -----------
Net cash used in investing activities                                    (773,753)            (557,400)
                                                                      ------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances under line of credit                                         3,207,000                    -
  Repayments of long-term debt                                             (2,934)             (83,959)
  Repayments of notes payable                                            (208,500)                   -
  Repayments of bride loans from related parties                       (1,126,000)                   -
  Payments on redemption of preferred stock                               (41,486)             (38,307)
  Proceeds from bridge loans from officers                                      -              325,000
                                                                      ------------         -----------
Net cash provided by financing activities                               1,828,080              202,734
                                                                      ------------         -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (4,115,856)            (466,717)

CASH AND CASH EQUIVALENTS, beginning of period                          5,497,524              544,077
                                                                      ------------         -----------

CASH AND CASH EQUIVALENTS, end of period                              $ 1,381,668            $  77,360
                                                                      ------------         -----------
                                                                      ------------         -----------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SERACARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN WHOLE DOLLARS)
(UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for the three months ended:                              May 31, 1998         May 31, 1997
                                                                     --------------      -----------------

          Interest                                                      $316,407              $48,614
          State income taxes                                                  $0              $16,000


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

GROSS PROFIT
Gross profit increased by $1,763,096 or 1113% percent in the 1998 period to $1,921,463. The increased revenues as discussed above were substantially offset by: the operating expenses associated with Western States Group, Inc. and Consolidated Technologies; and the higher salaries costs, donor fees, and other operating costs resulting from the 79% increase in the volume of plasma collected. Higher softgoods and testing costs were caused by the increased volumes and by the structural change in pricing under the Grupo Grifols agreement whereby the Company pays for testing and softgoods.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses in 1998 increased by $661,096 to $936,072 an increase of 240% due mainly to the inclusion of such expenses attributable to Western States Group, Inc. and Consolidated Technologies. Legal and professional fees, travel expenses, and salaries expense were also higher.

INTEREST EXPENSE
Interest paid increased by $570,812 to $619,426 due primarily to the increased debt required to finance acquisitions. The non-cash interest of $301,449 represents the amortization of the bond discount associated with the February 1998 $16.0 million subordinated debenture issue.

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

Net cash used in operating activities during the three-month period ended May 31, 1998 was $5,170,183 compared to $112,051 during the same prior year period. This was due primarily to the increase in accounts receivable and inventory partially offset by the increases in accounts payable and other accrued expenses attributable to the acquisitions of Western States Plasma Group, Inc. and Consolidated Technologies and the 79% increase in the volume of plasma collected. Also contributing was an increase in accounts receivable resulting from the payment terms of the Grupo Grifols sales agreement and an increase in inventory due to a thirty day hold period pursuant to the terms of the Grupo Grifols agreement and to the new First Time Donor program initiated by ABRA effective July 1, 1997.

Cash flows used in investing activities for the three months ended May 31, 1998 was $773,753 compared to $557,400 for the comparable prior year period. This increase resulted primarily from the capital requirements of the newly established plasma collection centers in Raleigh, Macon, Pasco, Toledo, Pocatello, Wilmington and Savannah.

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


                                 SeraCare, Inc.
                                 --------------
                                  (Registrant)


Dated: September 9, 1998                    By: /s/  Barry D. Plost
                                                -------------------------------
                                                Barry D. Plost, President & CEO

                                            By: /s/ Jerry L. Burdick
                                                -------------------------------
                                                Jerry L. Burdick
                                                Principal  Accounting and
                                                Finance Officer