Form 10QSB
period 1998-08-31
SERACARE INC
filed 1998-10-14
CIK 1016608

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                   FORM 10 - QSB


(X) QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period  ended  August 31, 1998
                                ----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


For the transition period from ___________________ to ___________________.


Commission file number   0-21781
                       -----------------------------------------------

                                    SERACARE, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Registrant as specified in its charter)

      DELAWARE                                                 95-4343492
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

1925 CENTURY PARK EAST, SUITE 1970
LOS ANGELES, CALIFORNIA                                             90067
----------------------------------------                    -------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number:  (310) 772-7777
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

As of August 31, 1998, the issuer had 7,410,585 shares of its common stock, $.001 par value issued and outstanding.

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

                           PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS ARE PROVIDED AS FOLLOWS:

                                                                          PAGE
                                                                         NUMBER
          SERACARE, INC. AND SUBSIDIARIES
          CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED)


          Consolidated Balance Sheets -
             as of August 31, 1998 (Unaudited) and
             as of February 28, 1998 (Audited)                             3

          Consolidated Statements of Operations - (Unaudited)
             For the three and six months ended August 31, 1998 and
             For the three and six months ended August 31, 1997            4

          Consolidated Statements of Cash Flows - (Unaudited)
             For the six months ended August 31, 1998 and
             For the six months ended August 31, 1997                      5

          Notes to Consolidated Financial Statements                       7

SERACARE, INC.
CONSOLIDATED BALANCE SHEET
AS OF AUGUST 31, 1998
(IN WHOLE DOLLARS)


                                                                 8-31-98          2-28-98
                                                                (Unaudited)      (Audited)
                                                               -------------   -------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                    $   1,001,202   $   5,497,524
  Accounts receivable                                              7,642,422       4,612,968
  Inventory                                                       11,433,723       7,644,601
  Prepaid expenses and other current assets                          626,247         243,785
                                                               -------------   -------------
    Total Current Assets                                          20,703,594      17,998,878
                                                               -------------   -------------
PROPERTY AND EQUIPMENT - NET                                       4,333,201       2,780,850
FDA LICENSES, less accumulated amortization
  of $91,979 and $57,351                                           4,675,371       2,759,999
DONOR BASE AND RECORDS, less accumulated
  amortization of $104,893 and $61,149                             3,002,873       1,688,762
REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCATED
  TO IDENTIFIABLE ASSETS, less accumulated amortization
  of $97,919 and $78,635                                             673,534         692,818
GOODWILL, less accumulated amortization of $358,050
  and $84,292                                                     13,065,484       9,748,357
DEFERRED BOND DISCOUNT, less accumulated
  amortization of $631,676 and $49,349                             7,658,898       8,241,225
OTHER ASSETS, including start-up costs
  of $1,530,524 and $739,171                                       3,460,799       1,318,483
                                                               -------------   -------------
TOTAL ASSETS                                                   $  57,573,754   $  45,229,372
                                                               -------------   -------------
                                                               -------------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                        $   1,777,611   $   2,495,588
  Accrued payroll and related expenses                               281,220         230,474
  Accrued expenses                                                 1,335,266       1,266,854
  Deferred income                                                    397,353       1,131,178
  Line of credit                                                  10,511,000              --
  Bridge loans from related parties                                1,995,500       2,121,500
  Notes payable                                                    2,738,447       1,296,947
  Current portion of long-term debt                                  239,563          12,211
                                                               -------------   -------------
  Total Current Liabilities                                       19,275,960       8,554,752
                                                               -------------   -------------
LONG-TERM DEBT                                                    16,710,169      16,196,670

SERIES A REDEEMABLE PREFERRED STOCK, $.001 par
  value, 25,000,000 shares authorized; 1,000 shares
  issued and outstanding                                             147,323         231,130
STOCKHOLDERS' EQUITY
  Series B convertible preferred stock, $.001 par value,
    15,000 shares authorized and outstanding.
    Liquidation value $100 per share                                      15              15
  Common stock, $.001 par value, 25,000,000 shares
    authorized, 7,410,585  and 4,372,153
    issued and outstanding                                             7,411           7,210
  Additional paid-in capital                                      20,593,031      20,293,232
  Retained earnings (deficit)                                        839,845         (53,637)
                                                               -------------   -------------
Total stockholders' equity                                        21,440,302      20,246,820
                                                               -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  57,573,754   $  45,229,372
                                                               -------------   -------------
                                                               -------------   -------------

             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SERACARE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(IN WHOLE DOLLARS, EXCEPT PER SHARE DATA)
(UNAUDITED)


                                                               For the Six Months          For the Three Months
                                                           -------------------------   ----------------------------
                                                            August 31,   August 31,      August 31,     August 31,
                                                              1998          1997            1998           1997
                                                           -----------  ------------   -------------   ------------
Revenues
  Net sales                                                 18,484,377  $  3,506,365   $  10,822,592   $  1,920,512
  Income from joint venture                                    388,623            --         188,985             --
                                                           -----------  ------------   -------------   ------------
    Total revenue                                           18,873,000     3,506,365      11,011,577      1,920,512
Cost of sales                                               14,655,794     3,082,623       8,440,938      1,655,137
                                                           -----------  ------------   -------------   ------------
Gross profit                                                 4,217,206       423,742       2,570,639        265,375
General and administrative expenses                          1,717,687       521,607       1,061,866        246,631
Non-cash general and administrative expenses                    10,710            --           5,355             --
                                                           -----------  ------------   -------------   ------------
Net income (loss) from operations                            2,488,809       (97,865)      1,503,418         18,744
Interest expense                                             1,433,266       110,828         813,840         62,214
Non-cash interest expense                                      613,497            --         312,048             --
Other expense (income), net                                   (451,436)         (980)       (329,161)           (38)
                                                           -----------  ------------   -------------   ------------
Net income (loss) (Note 6)                                     893,482  $   (207,713)  $     706,691   $    (43,432)
                                                           -----------  ------------   -------------   ------------
                                                           -----------  ------------   -------------   ------------

Earnings (loss) per common share (Note 2)
  Basic                                                         0.123   $     (0.049)  $      0.097    $     (0.010)
                                                           -----------  ------------   -------------   ------------
                                                           -----------  ------------   -------------   ------------
  Diluted                                                       0.076   $     (0.049)  $      0.060    $     (0.010)
                                                           -----------  ------------   -------------   ------------
                                                           -----------  ------------   -------------   ------------
Weighted average shares issued and outstanding
  Basic                                                      7,243,918     4,204,840       7,277,252      4,260,293
                                                           -----------  ------------   -------------   ------------
                                                           -----------  ------------   -------------   ------------
  Diluted                                                   11,777,067     4,204,840      11,777,067      4,260,293
                                                           -----------  ------------   -------------   ------------
                                                           -----------  ------------   -------------   ------------

             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SERACARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN WHOLE DOLLARS)
(UNAUDITED)


                                                                     For the Six Months
                                                                ---------------------------
                                                                August 31,       August 31,
INCREASE (DECREASE) IN CASH                                        1998             1997
                                                                ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                             $  893,482       ($ 207,713)
  Adjustments to reconcile net income (loss) to
     cash provided by (used in) operating
        Depreciation and amortization                              665,110          142,810
        Income from joint venture                                 (388,623)              --
        Gain on sale of land and buildings                        (533,547)              --
        Non-cash interest expense                                  613,487               --
        Non-cash general and administrative expense                 10,710               --
        (Increase) decrease from changes in:
           Accounts receivable                                  (2,830,874)          85,330
           Inventory                                            (3,310,447)      (1,161,747)
           Prepaid expenses and other current                   (1,022,073)          14,211
           Other assets                                           (439,055)         (34,180)
           Accounts payable                                       (887,277)        (105,936)
           Accrued payroll and related expenses                     50,746               --
           Accrued expenses                                          5,320          217,351
           Deferred income                                        (733,825)         581,780
                                                                ----------       ----------
Net cash  used in operating activities                          (7,906,866)        (468,094)
                                                                ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                             (553,947)        (362,358)
  Proceeds from sale of land and buildings                         801,891               --
  Cash paid to purchase American Plasma, Inc., net              (7,824,065)              --
  Additions to other intangible assets                          (1,004,433)              --
  Cash acquired in non-cash transaction                                 --          250,000
  Distributions from unconsolidated subsidiary                     235,000               --
  Additions to FDA licenses                                             --         (438,995)
  Additions to donor base and records                             (257,855)        (273,913)
                                                                ----------       ----------
Net cash used in investing activities                           (8,603,409)        (825,266)
                                                                ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances under line of credit                                 10,511,000               --
  Proceeds from notes payable                                    2,000,000               --
  Repayments of long-term debt                                     (28,740)        (417,958)
  Repayments of notes payable                                     (558,500)              --
  Repayments of bride loans from related parties                (1,376,000)              --
  Payments on redemption of preferred stock                        (83,807)         (77,385)
  Proceeds from issuance of stock                                  300,000          176,250
  Proceeds from bridge loans from related parties                1,250,000        1,113,447
                                                                ----------       ----------
Net cash provided by financing activities                       12,013,953          794,354
                                                                ----------       ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (4,496,322)        (499,006)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   5,497,524          544,077
                                                                ----------       ----------
CASH AND CASH EQUIVALENTS, end of period                        $1,001,202       $   45,071
                                                                ----------       ----------
                                                                ----------       ----------

             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SERACARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN WHOLE DOLLARS)
(UNAUDITED)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

(a)  Cash paid for:


          Interest                                  $483,236          $110,828
          State income taxes                              --           $16,000

(b)  Non-cash investing and financing activities

     During the six months ended August 31, 1998, the Company sold certain properties to an unrelated party for a total of $975,000, consisting of $150,000 in cash, notes receivable totalling $651,891 and assumption by the buyer of a $173,109 mortgage payable.

     On July 13, 1997, Silver State Plasma Products, Inc. exercised their option to convert $247,328 then owing them into 112,813 shares of the Company's common stock.

     On August 13, 1997, the Company acquired two plasma centers plus $250,000 in exchange for three of the Company's plasma centers.





             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           SeraCare, Inc. and Subsidiaries
                      Notes to Consolidated Financial Statements


1.   STATEMENT OF INFORMATION FURNISHED

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position of SeraCare, Inc. and Subsidiaries as of August 31, 1998, and the results of their operations and cash flows for the three months and six months ended August 31, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998.

The results of operations for the three and six months ended August 31, 1998 are not necessarily indicative of the results to be expected for any other period or for the entire current fiscal year.

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

2.   EARNINGS PER SHARE

Basic earnings (loss) per common share amounts are calculated based upon the weighted average number of shares actually outstanding during the period. Diluted earnings per share for the three and six months ended August 31, 1998 have been calculated by considering dilutive common stock options, purchase warrants and convertible debt instruments in such calculation. Common stock options, purchase warrants and convertible debt instruments have not been considered in calculating the diluted amount for the three and six months ended August 31, 1997, because the affect would be anti-dilutive.

3.   CREDIT FACILITY


Effective April 24, 1998, the Company consummated a $10 million, two-year
committed credit facility with Brown Brothers Harriman & Co.   Under the terms
of the agreement, interest will accrue at Bank of Boston prime rate plus .75 base points and will be payable quarterly. The agreement contains various covenants relating to: minimum effective capital; maximum total liabilities/effective capital; minimum current ratio; minimum EBITDA/interest expense + capital: and other non-financial covenants relating to restrictions on additional indebtedness, guarantees of indebtedness, limitations on investments, asset sales, mergers or other changes of control, divestitures, acquisitions, dividends and distributions. During September 1998, this credit facility was increased to $12 million.

                           SeraCare, Inc. and Subsidiaries
                      Notes to Consolidated Financial Statements



4.   DEFERRED INCOME

As of August 31, 1998, the Company had received cash advances from a customer totaling $397,353. These advances were used primarily for working capital related principally to the newly established centers.


5.   ACQUISITIONS

Effective on July 6, 1998, SeraCare, Inc., a Delaware corporation (the "Company") acquired all of the stock of American Plasma, Inc., a Texas corporation (herein referred to as "American") located in Houston, Texas. American operates eleven plasmapheresis centers located in: Houston, Texas
(4), South Houston, Texas; Beaumont, Texas; Longview, Texas; Casa Grande, Arizona; Phoenix, Arizona; Mesa, Arizona; and, Amarillo, Texas. Under terms of the Stock Purchase Agreement, the purchase price paid by SeraCare (which is subject to adjustment) consisted of $8,705,428 in cash. The purchase price was determined through arms length negotiations between the Company and American. The Company financed the acquisition by drawing $5.5 million from its' revolving credit facility with Brown Brothers Harriman and by obtaining bridge loans from a related party of $1.250 million and from an unrelated party of $2.0 million. In the acquisition of the stock of American, the Company acquired all of the operating assets of American and assumed certain liabilities of American, with the exception of certain "Excluded Liabilities". The Company plans to continue to operate American as a wholly owned subsidiary.

Effective January 1, 1998, the Company acquired substantially all of the operating assets of Consolidated Technologies, Inc., a biomedical manufacturing company specializing in the supply of products and services to the in-vitro diagnostic industry. At the same time, the Company acquired Western States Group, Inc., a worldwide marketing organization for therapeutic blood plasma products, diagnostic test kits, specialty plasma and bulk plasma.

On November 29, 1997, the Company acquired five plasmapheresis centers from American Plasma Management, Inc. The centers are located in South Bend, Indiana; Boise, Idaho; Kalamazoo, Michigan; Salt Lake City, Utah; and, Reno, Nevada.

All acquisitions were accounted for using the purchase method of accounting. Accordingly, the results of operations have been reported as of the effective dates of the respective acquisitions. The purchase cost in each transaction has been allocated to the net assets acquired based upon fair values at the date of acquisition. The excess purchase price over the net assets acquired has been recorded as goodwill and is being amortized over twenty years.

The unaudited proforma operating results for Revenue, Net income and Net income per share, assuming all of these acquisitions had occurred as of the beginning of the indicated six-month periods, are as follows:

                                                  Six Months Ended    Six Months Ended
                                                  August 31, 1998     August 31, 1997
                                                  ---------------     ---------------
Revenue                                           $22,891,880         $22,154,049
Net income                                        $   931,839         $   766,936
Net income per share
  Basic                                           $      .129         $      .154
  Diluted                                         $      .079         $      .106

Weighted average shares issued and outstanding
  Basic                                             7,243,918           4,966,364
  Diluted                                          11,777,067           7,214,418



6.    INCOME TAXES

No provision for current income taxes has been made for the three and six months ending August 31, 1998, because the Company has a loss carry-forward which exceeds the net income reflected. Regarding deferred taxes, the Company uses the asset and liability method for financial accounting and reporting of deferred income taxes. This method provides for recognition of deferred tax assets in the current period for the future benefit of net operating loss carry-forwards and items of expense which have been recognized in the financial statements, but will be deductible for income tax purposes in future periods. The Company previously provided a 100% valuation allowance relating to the recognition of deferred tax benefits and is currently evaluating whether the deferred tax asset will be realized during the current fiscal year.

                          SeraCare, Inc. and Subsidiaries
                      Notes to Consolidated Financial Statements

7.   OTHER INCOME

During the six months ended August 31, 1998, the Company sold to unrelated parties, certain properties located in: South Bend, Indiana; Kalamazoo, Michigan; Salt Lake City, Utah; and, Fort Worth, Texas and recognized gains of
$400,547 on such sales.   The Company also entered into lease agreements on
certain of these properties at fair market value, for initial terms of five years and including two five-year renewal options.

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

                               RESULTS OF OPERATIONS

        THREE MONTHS ENDED AUGUST 31, 1998 AS COMPARED TO THREE MONTHS ENDED
                                  AUGUST 31, 1997

REVENUE
Total revenue of the Company increased by 473% or $9,091,065 to $11,011,577 during the 1998 period. The increase was attributable primarily to the acquisitions Western States Group, Inc. and the operating assets of Consolidated Technologies, Inc. (effective January 1, 1998), which contributed $2,248,070 and $1,295,248 respectively to the increase. Also contributing was a 130% increase in the volume of plasma collected during the period by the Biologics Division, due in part to the acquisition of American Plasma, Inc., effective July 6, 1998 and the November 1997 acquisition of centers located in: Salt Lake City, Utah; Reno, Nevada; Kalamazoo, Michigan; South Bend, Indiana; and Boise, Idaho; and to the ramping up of the newly established centers located in: Pasco, Washington; Toledo, Ohio; Raleigh, North Carolina; Macon, Georgia; Clearfield, Utah; Pocatello, Idaho; Savannah, Georgia; and Wilmington, Delaware. The Company collected approximately 100,788 liters of plasma during the three-month period ended August 31, 1998 compared to about 43,921 liters for the comparable prior year period or an increase of 56,867 liters. The centers located in Toledo and Pasco were operating under Reference Number's from the FDA during the period and were thus not allowed to sell or ship plasma, although they were collecting plasma during the period. Raleigh and Macon received final FDA approval in August 1998 and as a result shipped about $1.4 million in sales the quarter. In addition, Biologics Division revenue was higher compared to the same period last year as a result of a structural change in pricing related to sales to customers outside the United States whereby testing and softgoods is included in the unit pricing.

GROSS PROFIT
Gross profit increased by $2,305,264 or 869% in the 1998 period to $2,570,639. The increased revenues as discussed above were substantially offset by: the operating expenses associated with American Plasma, Inc., Western States Group, Inc. and Consolidated Technologies; and the higher salaries costs, donor fees, and other operating costs resulting from the 130% increase in the volume of plasma collected. Higher softgoods and testing costs were the result of the increased volumes and the structural change in pricing related to sales outside the United States whereby the Company pays for testing and softgoods.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses in 1998 increased by $820,591 to $1,067,221 an increase of 332%, due mainly to the inclusion of such expenses attributable to American Plasma, Inc, Western States Group, Inc. and Consolidated Technologies. Legal and professional fees, travel expenses, and salaries expense were also higher.

INTEREST EXPENSE
Interest paid increased by $751,626 to $813,840 due primarily to the increased debt required to finance acquisitions. The non-cash interest of $312,048 represents the amortization of the bond discount associated with the February 1998 $16.0 million subordinated debenture issue.

OTHER INCOME
Other income in the 1998 quarter is principally the gain from the sale of certain properties during the period.

NET INCOME
As a result of the above, there was a net income for the three months ended August 31, 1998 of $706,691 compared to a net loss of $43,432 for the same prior year period.

SIX MONTHS ENDED AUGUST 31, 1998 AS COMPARED TO SIX MONTHS ENDED AUGUST 31, 1997

REVENUE
Total revenue of the Company increased by 438% or $15,366,635 to $18,873,000 during the 1998 period. The increase was attributable primarily to the acquisitions of Western States Group, Inc. and the operating assets of Consolidated Technologies, Inc. (effective January 1, 1998), which contributed $5,400,164 and $2,546,491 respectively to the increase. Also contributing was a 106% increase in the volume of plasma collected during the period by the Biologics Division, due in part to the acquisition of American Plasma, Inc., effective July 6, 1998 and the November 1997 acquisition of centers located in: Salt Lake City, Utah; Reno, Nevada; Kalamazoo, Michigan; South Bend, Indiana; and Boise, Idaho; and in part to the ramping up of the newly established centers located in: Pasco, Washington; Toledo, Ohio; Raleigh, North Carolina; Macon, Georgia; Clearfield, Utah; Pocatello, Idaho; Savannah, Georgia; and Wilmington, Delaware. The Company collected about 172,278 liters of plasma during the six month period ended August 31, 1998 compared to about 83,797 liters for the comparable prior year period, an increase of about 88,481 liters. The centers located in Toledo and Pasco were operating under Reference Number's from the FDA during the period and were thus not allowed to sell or ship plasma, although they were collecting plasma during the period. Raleigh and Macon received final FDA approval in August 1998 and as a result shipped approximately $1.4 million in sales during the 1998 period. Clearfield received final FDA approval in May 1997. In addition, Biologics Division revenue was higher compared to the same period last year as a result of a structural change in pricing related to sales to customers outside the United States whereby testing and softgoods is included in the unit pricing.

GROSS PROFIT
Gross profit increased by $3,793,464 or 895% in the 1998 period to $4,217,206. The increased revenues as discussed above were substantially offset by: the operating expenses associated with Western States Group, Inc. and Consolidated Technologies; and the higher salaries costs, donor fees, and other operating costs resulting from the 106% increase in the volume of plasma collected. Higher softgoods and testing costs were the result of the increased volumes and the structural change in pricing related to sales outside the United States whereby the Company pays for testing and softgoods.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses in 1998 increased by $1,206,790 to $1,728,397 an increase of 231% due mainly to the inclusion of such expenses attributable to American Plasma, Inc., Western States Group, Inc. and Consolidated Technologies. Legal and professional fees, travel expenses, and salaries expense were also higher.

INTEREST EXPENSE
Interest paid increased by $1,322,438 to $1,433,266 due primarily to the increased debt required to finance acquisitions. The non-cash interest of $613,497 represents the amortization of the bond discount associated with the February 1998 $16.0 million subordinated debenture issue.

OTHER INCOME
Other income in the 1998 period is principally the gain from the sale of certain properties during the period.

NET INCOME
As a result of the above, there was a net income for the six months ended August 31, 1998 of $893,482 compared to a net loss of $207,713 for the same prior year period.



                          LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 1998 the Company's current assets exceeded current liabilities by $1,427,634. The use of cash during the quarter was consistent with the Company's strategic plan for strong growth and the Company feels that progress has been made during the period. With a continuation of a strategic focus on growth, the short-term impact on the Company's earnings and cash flow has been to defer profitability and positive cash flows. The Company believes, however, that the acquisitions of American Plasma, Inc., Western States Group, Inc., the operating assets of Consolidated Technologies, Inc., the November 1998 acquisition of centers located in: Salt Lake City, Utah; Reno, Nevada; Kalamazoo, Michigan; South Bend, Indiana; and Boise, Idaho; and the continuing ramp-up of the newly established centers located in: Pasco, Washington; Toledo, Ohio; Raleigh, North Carolina; Macon, Georgia; Clearfield, Utah; Pocatello, Idaho; Savannah, Georgia; and Wilmington, Delaware represent substantial progress toward becoming a significant company within the plasma products industry. The Company believes that plasma pricing and plasma products demand will continue to strengthen and that continuing reductions in operating costs including: labor; softgoods; testing; supplies; and other operating expenses, will continue to improve margins in future periods.

Net cash used in operating activities during the six-month period ended August 31, 1998 was $7,906,866 compared to $468,094 during the same prior year period. This was due primarily to the increase in accounts receivable and inventory partially offset by the increases in accounts payable and other accrued expenses attributable to the acquisitions of American Plasma, Inc., Western States Plasma Group, Inc. and Consolidated Technologies and the 106% increase in the volume of plasma collected. Also contributing was an increase in inventory and accounts receivable resulting from the terms of certain sales agreements and an increase in inventory due to the Applicant Donor program initiated by ABRA and effective July 1, 1997.

Cash flows used in investing activities for the six months ended August 31, 1998 was $8,603,409 compared to $825,266 for the comparable prior year period. This increase resulted primarily from the acquisition of American Plasma, Inc. and capital requirements of the newly established plasma collection centers in Raleigh, Macon, Pasco, Toledo, Pocatello, Wilmington and Savannah.

Cash flow provided by financing activities was $12,013,953 for the current year period compared to $794,354 for the comparable prior period. This increase was mostly due to advances under the new revolving line of credit which was used in part to finance acquisitions and partiallly to provide working capital for the newly acquired and start-up operations.

Management believes that internally generated cash flow combined with the $12 million revolving line of credit will be sufficient to meet the Company's working capital requirements for the balance of fiscal 1998. However, any significant expansion or acquisition will need to be funded by a combination of internally generated cash flows, short-term bridge financing, private placements, and/or a possible public offering. In addition, the Company is currently evaluating various alternatives for restructuring its current debt position.

                                     SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SERACARE, INC.
                         --------------
                          (Registrant)

Dated: October 14, 1998                 By:  /s/  Barry D. Plost
                                             -----------------------------------
                                             Barry D. Plost, President & CEO

                                        By:  /s/ Jerry L. Burdick
                                             -----------------------------------
                                             Jerry L. Burdick
                                             Principal  Accounting and
                                             Finance Officer