Form 10QSB
period 1998-11-30
SERACARE INC
filed 1999-01-15
CIK 1016608

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                   FORM 10 - QSB


(X) QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period  ended  NOVEMBER 30, 1998
                                 -----------------

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934  (NO FEE REQUIRED)


For the transition period from ________________________ to ________________.


Commission file number  0-21781
                      -------------


                                 SERACARE, INC.
-------------------------------------------------------------------------------
     (Exact name of Small Business Registrant as specified in its charter)

           DELAWARE                                      95-4343492
-------------------------------                     --------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

1925 CENTURY PARK EAST, SUITE 1970
LOS ANGELES, CALIFORNIA                                        90067
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number:  (310) 772-7777
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

As of November 30, 1998, the issuer had 7,569,418 shares of its common stock, $.001 par value issued and outstanding.

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

                           PART  I.  FINANCIAL INFORMATION
                           -------------------------------

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS ARE PROVIDED AS FOLLOWS:

                                                                          PAGE
                                                                         NUMBER
          SERACARE, INC. AND SUBSIDIARIES
          CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED)

          Consolidated Statements of Operations -
            For the three and nine months ended November 30, 1998 and
            For the three and nine months ended November 30, 1997           3

          Consolidated Balance Sheets -
            as of November 30, 1998  and
            as of February 28, 1998                                         4

          Consolidated Statements of Cash Flows -
            For the nine months ended November 30, 1998 and
            For the nine months ended November 30, 1997                     5

          Notes to Consolidated Financial Statements                        7

SERACARE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(IN WHOLE DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)



                                                     For the Nine Months Ended     For the Three Months Ended
                                                  ------------------------------   ---------------------------
                                                     November 30,   November 30,   November 30,   November 30,
                                                        1998           1997           1998           1997
                                                     ------------   -----------    ------------   ------------

Total revenue                                        $31,966,781     $7,243,018    $13,093,781     $3,736,653

Cost of sales                                         24,775,955      6,010,897     10,120,161      2,928,274
                                                     -----------     ----------    -----------     ----------
Gross profit                                           7,190,826      1,232,121      2,973,620        808,379

General and administrative expenses                    3,038,492      1,024,119      1,310,095        502,512
                                                     -----------     ----------    -----------     ----------
Net income  from operations                            4,152,334        208,002      1,663,525        305,867

Interest expense                                       2,301,523        185,628        868,257         74,800

Non-cash interest expense                                936,144              -        322,647              -

Other income - net                                      (601,308)        (1,280)      (149,872)          (300)
                                                     -----------     ----------    -----------     ----------


Net income (Note 6)                                   $1,515,975        $23,654       $622,493       $231,367
                                                     -----------     ----------    -----------     ----------
                                                     -----------     ----------    -----------     ----------
Earnings per common share (Note 2):
   Basic                                                   $0.21          $0.01          $0.08          $0.05
                                                     -----------     ----------    -----------     ----------
                                                     -----------     ----------    -----------     ----------
   Diluted                                                 $0.14          $0.00          $0.06          $0.04
                                                     -----------     ----------    -----------     ----------
                                                     -----------     ----------    -----------     ----------
Weighted average shares issued
and outstanding
   Basic                                               7,308,748      4,405,000      7,462,759      4,804,000
                                                     -----------     ----------    -----------     ----------
                                                     -----------     ----------    -----------     ----------
   Diluted                                            11,066,733      5,288,498     11,308,766      6,275,526
                                                     -----------     ----------    -----------     ----------
                                                     -----------     ----------    -----------     ----------


                SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SERACARE, INC.
CONSOLIDATED BALANCE SHEET
AS OF NOVEMBER 30, 1998
(IN WHOLE DOLLARS)


                                                                                   11-30-98              2-28-98
                                                                                 (Unaudited)            (Audited)
                                                                                --------------       ---------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                     $      412,325       $    5,497,524
  Accounts receivable                                                                9,991,492            4,612,968
  Inventory                                                                         11,703,594            7,644,601
  Prepaid expenses and other current assets                                            541,592              243,785
                                                                                --------------       --------------
    Total Current Assets                                                            22,649,003           17,998,878
                                                                                --------------       --------------

PROPERTY AND EQUIPMENT - NET                                                         4,502,471            2,780,850
FDA LICENSES, less accumulated amortization
  of $118,551 and $57,351                                                            4,671,428            2,759,999
DONOR BASE AND RECORDS, less accumulated
  amortization of $138,018 and $61,149                                               3,031,839            1,688,762
REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCATED
  TO IDENTIFIABLE ASSETS, less accumulated amortization
  of $107,561 and $78,635                                                              663,892              692,818
GOODWILL, less accumulated amortization of $531,777
  and $84,292                                                                       13,520,371            9,748,357
DEFERRED BOND DISCOUNT, less accumulated
  amortization of $631,676 and $49,349                                               7,362,435            8,241,225
OTHER ASSETS, including start-up costs
  of $1,845,952 and $739,171                                                         3,934,131            1,318,483
                                                                                --------------       --------------
TOTAL ASSETS                                                                    $   60,335,570       $   45,229,372
                                                                                --------------       --------------
                                                                                --------------       --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                         $    2,980,978       $    2,495,588
  Accrued payroll and related expenses                                                 347,095              230,474
  Accrued expenses                                                                   1,367,788            1,266,854
  Deferred income                                                                      397,353            1,131,178
  Line of credit                                                                    11,837,000
  Bridge loans from related parties                                                  1,845,500            2,121,500
  Notes payable                                                                      2,488,447            1,296,947
  Current portion of long-term debt                                                    192,063               12,211
                                                                                --------------       --------------

  Total Current Liabilities                                                         21,456,224            8,554,752
                                                                                --------------       --------------

LONG-TERM DEBT                                                                      16,510,415           16,196,670

SERIES A REDEEMABLE PREFERRED STOCK, $.001 par
  value, 25,000,000 shares authorized; 700 shares
  issued and outstanding                                                               118,636              231,130
STOCKHOLDERS' EQUITY
  Series B convertible preferred stock, $.001 par value,
    15,000 shares authorized and outstanding.
    Liquidation value $100 per share                                                        15                   15
  Common stock, $.001 par value, 25,000,000 shares
    authorized, 7,569,418  and 5,549,800
    issued and outstanding                                                               7,536                7,210
  Additional paid-in capital                                                        20,780,406           20,293,232
  Retained earnings (deficit)                                                        1,462,338              (53,637)
                                                                                --------------       --------------
Total stockholders' equity                                                          22,250,295           20,246,820
                                                                                --------------       --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   60,335,570       $   45,229,372
                                                                                --------------       --------------
                                                                                --------------       --------------


            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SERACARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN WHOLE DOLLARS)
(UNAUDITED)


                                                                                     For the Nine Months Ended
                                                                                  ---------------------------------
                                                                                  November 30,         November 30,
                                                                                      1998                 1997
                                                                                  ------------         ------------
INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                        $1,515,975              $23,654
  Adjustments to reconcile net income  to
     cash provided by (used in) operating activities:
        Depreciation and amortization                                                1,141,687              191,038
        Income from joint venture                                                     (650,168)                   -
        Gain on sale of land and buildings                                            (533,547)                   -
        Non cash interest expense                                                      936,144                    -
        Non cash general and administrative expense                                     16,065                    -
        (Increase) decrease from changes in:
           Accounts receivable                                                      (5,179,945)          (3,214,578)
           Inventory                                                                (3,580,318)          (1,904,213)
           Prepaid expenses and other current assets                                  (185,527)             (97,145)
           Other assets                                                               (546,962)            (449,337)
           Accounts payable                                                            316,064              582,579
           Accrued liabilities                                                         154,463              720,323
           Deferred income                                                            (733,825)           1,017,532
                                                                                    ----------           ----------
Net cash  used in operating activities                                              (7,329,894)          (3,130,147)
                                                                                    ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Assets acquired  for cash                                                         (8,028,744)          (1,250,000)
  Purchases of property and equipment                                                 (822,653)            (861,369)
  Additions to other intangible assets                                              (1,827,870)                   -
  Cash acquired in non-cash transaction                                                      -              250,000
  Distributions from joint venture                                                     415,000                    -
  Additions to FDA licenses                                                            (22,629)            (526,576)
  Additions to donor base and license                                                 (319,946)            (141,634)
                                                                                    ----------           ----------
Net cash used in investing activities                                              (10,606,842)          (2,529,579)
                                                                                    ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances under line of credit                                                     11,837,000                    -
  Proceeds from notes payable                                                        2,000,000            1,638,447
  Repayments of long-term debt                                                        (275,994)            (574,157)
  Repayments of notes payable                                                         (808,500)                   -
  Payments on redemption of preferred stock                                           (112,494)            (103,873)
  Repayments of bridge loans from related parties                                   (1,526,000)                   -
  Proceeds from bridge loans from relarted parties                                   1,250,000            1,325,000
  Proceeds from issuance of stock                                                      487,500            3,609,595
                                                                                    ----------           ----------
Net cash provided by financing activities                                           12,851,512            5,895,012
                                                                                    ----------           ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (5,085,224)             235,286

CASH AND CASH EQUIVALENTS, beginning of period                                       5,497,524              544,077
                                                                                    ----------           ----------
CASH AND CASH EQUIVALENTS, end of period                                              $412,300             $779,363
                                                                                    ----------           ----------
                                                                                    ----------           ----------


                SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SERACARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN WHOLE DOLLARS)
(UNAUDITED)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


(a) Cash paid for:
       Interest                        $2,301,523       $185,628
       State income taxes                       0        $16,000


(b) Non-cash transactions:

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

     On November 29, 1997, the Company acquired the operating assets of American Plasma Management, Inc., American Plasma Reno, Inc., and American Plasma Systems, Inc. which consisted primarily of five plasma collections for $1,250,000.00 in cash and a note for $600,000.00. For further details, see the Company's Current Report on Form 8K.

     During the nine months ended November 30, 1998, the Company sold land and buildings with a net book value of $441,453 for $975,000 consisting of $150,000 in cash, a note receivable for $651,891 and assumption by the buyer of a $173,109 mortgage payable.

                          SeraCare, Inc. and Subsidiaries
                     Notes to Consolidated Financial Statements


1.   STATEMENT OF INFORMATION FURNISHED

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position of SeraCare, Inc. and Subsidiaries as of November 30, 1998, and the results of their operations and cash flows for the three months and nine months ended November 30, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998.

The results of operations for the three and nine months ended November, 1998 are not necessarily indicative of the results to be expected for any other period or for the entire current fiscal year.

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


2.   EARNINGS PER SHARE

Basic earnings per common share amounts are calculated based upon the weighted average number of shares actually outstanding during the period. Diluted earnings per share for the three and nine months ended November 30, 1998 and 1997 have been calculated by considering dilutive common stock options, purchase warrants and convertible debt instruments in such calculation.


3.   CREDIT FACILITY

Effective April 24, 1998, the Company consummated a $10 million, two-year
committed credit facility with Brown Brothers Harriman & Co.   Under the terms
of the agreement, interest accrued at Bank of Boston prime rate plus .75 base points and was payable quarterly. During September 1998, this credit facility was increased to $12 million and as of November 30, 1998 the balance owing under this credit facility was $11,837,000. In December 1998, this credit facility was restructured into a total facility of $17 million by Brown Brothers Harriman & Co. and State Street Bank and Trust Company (collectively the "Lenders"). As restructured, $7 million was established as a "Term Loan Amount" and $10 million was established as the "Available Revolving Loan Amount". The actual Revolving Loan Amount is limited to the sum of (a) seventy-five percent of qualifying accounts receivable plus fifty percent of inventory value, or (b) $10 million,
whichever is smaller.    Both the Revolving Loan Amount and the Term Loan Amount
bear interest at a per annum rate equal to the Wall Street Journal Prime Rate plus three-quarters of one percent (0.75%), payable quarterly. The restructured facility is secured by all the assets of the Company. The new agreement also contains various covenants relating to: a

Minimum Tangible Capital Base; Senior Indebtedness to EBITDA; Minimum Current Ratio; and, a minimum Coverage Ratio; and other non-financial covenants relating to restrictions on additional indebtedness, guarantees of indebtedness, limitations on investments, limitations on indebtedness, asset sales, mergers or other changes of control, divestitures, acquisitions, dividends and distributions.

4.   DEFERRED INCOME

As of November 30, 1998, the Company had received cash advances from a customer totaling $397,353. These advances were used primarily for working capital related principally to the newly established centers.


5.    ACQUISITIONS

Effective July 6, 1998, SeraCare, Inc., a Delaware corporation (the "Company") acquired all of the capital stock of American Plasma, Inc., a Texas corporation (herein referred to as "American") located in Houston, Texas. American operates eleven plasmapheresis centers located in: Houston, Texas (4), South Houston, Texas; Beaumont, Texas; Longview, Texas; Casa Grande, Arizona; Phoenix, Arizona; Mesa, Arizona; and, Amarillo, Texas. Under terms of the Stock Purchase Agreement, the purchase price paid by SeraCare (which is subject to adjustment) consisted of $8,705,428 in cash. The purchase price was determined through arms length negotiations between the Company and American. The Company financed the acquisition by drawing $5.5 million from its' revolving credit facility with Brown Brothers Harriman and by obtaining bridge loans from a related party of $1.250 million and from an unrelated party of $2.0 million. In the acquisition of the stock of American, the Company acquired all of the operating assets of American and assumed certain liabilities of American, with the exception of certain "Excluded Liabilities". The Company plans to continue to operate American as a wholly owned subsidiary.

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

The unaudited proforma operating results for Revenue, Net income and Net income per share, assuming all of these acquisitions had occurred as of the beginning of the indicated nine month periods, are as follows:


                                    Nine Months Ended    Nine Months Ended
                                    November 30, 1998    November  30, 1997
                                    ---------------------------------------
Revenue                               $35,985,661           $35,099,174
Net income                            $ 1,822,246           $ 1,553,964
Net income per share
  Basic                               $     .24             $     .30
  Diluted                             $     .17             $     .19

Weighted average shares issued and outstanding:

  Basic                                 7,308,748             5,166,524
  Diluted                              11,066,733             8,150,594


6.    INCOME TAXES

No provision for current income taxes has been made for the three and nine months ending November 30, 1998, because the Company has a loss carry-forward which exceeds the net income reflected. Regarding deferred taxes, the Company uses the asset and liability method for financial accounting and reporting of deferred income taxes. This method provides for recognition of deferred tax assets in the current period for the future benefit of net operating loss carry-forwards and items of expense which have been recognized in the financial statements, but will be deductible for income tax purposes in future periods. The Company previously provided a 100% valuation allowance relating to the recognition of deferred tax benefits and is currently evaluating whether all or a portion of the deferred tax asset will be recorded during the current fiscal year.


7.    OTHER INCOME

During the nine months ended November 30, 1998, the Company sold to unrelated parties, certain properties located in: South Bend, Indiana; Kalamazoo, Michigan; Salt Lake City, Utah; and, Fort Worth, Texas and recognized gains of
$533,547 on such sales.   The Company also entered into lease agreements on
certain of these properties at fair market value, for initial terms of five years and including two five-year renewal options.


8.   YEAR 2000

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

                               RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 1998 AS COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1997

REVENUE
Total revenue of the Company increased by 250% or $9,357,128 to $13,093,781 during the 1998 period. The increase was attributable primarily to the acquisitions Western States Group, Inc. and the operating assets of Consolidated Technologies, Inc. (effective January 1, 1998), which contributed $3,560,767 and $1,579,028 respectively to the increase. Also contributing was a 213% increase in the volume of plasma collected during the period by the Biologics Division, due in part to the acquisition of American Plasma, Inc., effective July 6, 1998; the November 1997 acquisition of centers located in: Salt Lake City, Utah; Reno, Nevada; Kalamazoo, Michigan; South Bend, Indiana; and, Boise, Idaho; and, to the ramping up of the newly established centers located in: Pasco, Washington; Toledo, Ohio; Raleigh, North Carolina; Macon, Georgia; Clearfield, Utah; Pocatello, Idaho; Savannah, Georgia; Wilmington, Delaware; and, Port Arthur, Texas. The Company collected approximately 118,010 liters of plasma during the three-month period ended November 30, 1998 compared to about 37,654 liters for the comparable prior year period or an increase of 80,356 liters. The centers located in Toledo and Pasco were operating under Reference Number's from the FDA during the period and were thus not allowed to sell or ship plasma, although they were collecting plasma during the period. In addition, Biologics Division revenue was higher compared to the same period last year as a result of a structural change in pricing related to sales to certain customers whereby testing and softgoods is included in the unit pricing.

GROSS PROFIT
Gross profit increased by $2,165,241 or 268% in the 1998 period to $2,973,620. The increased revenues as discussed above were substantially offset by: the operating expenses associated with American Plasma, Inc., Western States Group, Inc. and Consolidated Technologies; and the higher salaries costs, donor fees, and other operating costs resulting from the 213% increase in the volume of plasma collected. Higher softgoods and testing costs were the result of the increased volumes and the structural change in pricing related to sales to certain customers whereby the Company pays for testing and softgoods.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses in 1998 increased by $807,583 to $1,310,095 an increase of 161%, due mainly to the inclusion of such expenses attributable to American Plasma, Inc, Western States Group, Inc. and Consolidated Technologies. Legal and professional fees, travel expenses, and salaries expense were also higher.

INTEREST EXPENSE
Interest paid increased by $793,457 to $868,257 due primarily to the increased debt required to finance acquisitions. The non-cash interest of $322,647 represents the amortization of the bond discount associated with the February 1998 $16.0 million subordinated debenture issue.

OTHER INCOME
Other income in the 1998 quarter is principally the gain from the sale of certain properties during the period.

NET INCOME
As a result of the above, there was a net income for the three months ended November 30, 1998 of $622,493 compared to a net income of $231,367 for the same prior year period.


NINE MONTHS ENDED NOVEMBER 30, 1998 AS COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 1997

REVENUE
Total revenue of the Company increased by 341% or $24,723,763 to $31,966,781 during the 1998 period. The increase was attributable primarily to the acquisitions of Western States Group, Inc. and the operating assets of Consolidated Technologies, Inc. (effective January 1, 1998), which contributed $8,960,933 and $4,116,375 respectively to the increase. Also contributing was a 179% increase in the volume of plasma collected during the period by the Biologics Division, due mainly to the acquisition of American Plasma, Inc., effective July 6, 1998; the November 1997 acquisition of centers located in:
Salt Lake City, Utah; Reno, Nevada; Kalamazoo, Michigan; South Bend, Indiana; and Boise, Idaho; and in part to the ramping up of the newly established centers located in: Pasco, Washington; Toledo, Ohio; Raleigh, North Carolina; Macon, Georgia; Clearfield, Utah; Pocatello, Idaho; Savannah, Georgia; Wilmington, Delaware; and Port Arthur, Texas. The Company collected about 290,336 liters of plasma during the nine month period ended November 30, 1998 compared to about 104,249 liters for the comparable prior year period, an increase of about 186,087 liters. The centers located in Toledo and Pasco were operating under Reference Number's from the FDA during the period and were thus not allowed to sell or ship plasma, although they were collecting plasma during the period. Raleigh and Macon received final FDA approval in August 1998 and as a result shipped approximately $1.7 million in sales during the 1998 period. Clearfield received final FDA approval in May 1997. In addition, Biologics Division revenue was higher compared to the same period last year as a result of a structural change in pricing related to sales to certain customers whereby testing and softgoods is included in the unit pricing.

GROSS PROFIT
Gross profit increased by $5,958,705 or 484% in the 1998 period to $7,190,826. The increased revenues as discussed above were substantially offset by: the operating expenses associated with Western States Group, Inc. and Consolidated Technologies; and the higher salaries costs, donor fees, and other operating costs resulting from the 179% increase in the volume of plasma collected. Higher softgoods and testing costs were the result of the increased volumes and the structural change in pricing related to sales to certain customers whereby the Company pays for testing and softgoods.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses in 1998 increased by $2,014,373 to $3,038,492 an increase of 197% due mainly to the inclusion of such expenses attributable to American Plasma, Inc., Western States Group, Inc. and Consolidated Technologies. Legal and professional fees, travel expenses, and salaries expense were also higher.

INTEREST EXPENSE
Interest paid increased by $2,115,895 to $2,301,523 due primarily to the increased debt required to finance acquisitions. The non-cash interest of $936,144 represents the amortization of the bond discount associated with the February 1998 $16.0 million subordinated debenture issue.

OTHER INCOME
Other income in the 1998 period is principally the gain from the sale of certain properties during the period.

NET INCOME
As a result of the above, there was a net income for the nine months ended November 30, 1998 of $1,515,975 compared to a net income of $23,654 for the same prior year period.


                          LIQUIDITY AND CAPITAL RESOURCES


As of November 30, 1998 the Company's current assets exceeded current liabilities by $1,192,779. The use of cash during the quarter was consistent with the Company's strategic plan for strong growth and the Company feels that progress has been made during the period. With a continuation of a strategic focus on growth, the short-term impact on the Company's earnings and cash flow has been to defer profitability and positive cash flows. The Company believes, however, that the acquisitions of American Plasma, Inc., Western States Group, Inc., the operating assets of Consolidated Technologies, Inc., the November 1998 acquisition of centers located in: Salt Lake City, Utah; Reno, Nevada; Kalamazoo, Michigan; South Bend, Indiana; and Boise, Idaho; and the continuing ramp-up of the newly established centers located in: Pasco, Washington; Toledo, Ohio; Raleigh, North Carolina; Macon, Georgia; Clearfield, Utah; Pocatello, Idaho; Savannah, Georgia; Wilmington, Delaware; and, Port Arthur, Texas represent substantial progress toward becoming a significant company within the plasma products industry. The Company believes that plasma pricing and plasma products demand will continue to strengthen in future periods.

Net cash used in operating activities during the nine-month period ended November 30, 1998 was $7,329,894 compared to $3,130,147 during the same prior year period. This was due primarily to the increase in accounts receivable and inventory partially offset by the increases in accounts payable and other accrued expenses attributable to the acquisitions of American Plasma, Inc., Western States Plasma Group, Inc., Consolidated Technologies and the five plasma centers from American Plasma Management, Inc. et al. Also contributing was an increase in inventory and accounts receivable resulting from the terms of certain sales agreements and an increase in inventory due to the Applicant Donor program initiated by ABRA and effective July 1, 1997.

Cash flows used in investing activities for the nine months ended November 30, 1998 was $10,606,842 compared to $2,529,579 for the comparable prior year period. This increase resulted primarily from the acquisition of American Plasma, Inc. and capital requirements of the newly established plasma collection centers in Raleigh, Macon, Pasco, Toledo, Pocatello, Wilmington, Savannah and Port Arthur.

Cash flow provided by financing activities was $12,851,512 for the current year period compared to $5,895,012 for the comparable prior period. This increase was mostly due to advances under the revolving line of credit and the proceeds from a short term note, which was used in part to finance acquisitions and partially to provide working capital for the newly acquired and start-up operations.

Management believes that internally generated cash flow combined with the $17 million restructured credit facility will be sufficient to meet the Company's working capital requirements for the balance of fiscal 1999. However, any significant expansion or acquisition will need to be funded by a combination of internally generated cash flows, short-term bridge financing, private placements, and/or a possible public offering. In addition, the Company is continuing to evaluate various alternatives for restructuring its current debt position.

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

                                   SeraCare, Inc.
                                   --------------
                                    (Registrant)

Dated: January 15, 1999                 By:  /s/  Barry D. Plost
                                             -------------------------------
                                             Barry D. Plost, President & CEO

                                        By:  /s/ Jerry L. Burdick
                                             -------------------------------
                                             Jerry L. Burdick
                                             Principal  Accounting and
                                             Finance Officer