Form 10QSB/A
period 1998-08-31
SERACARE INC
filed 1999-01-26
CIK 1016608

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                   FORM 10 - QSB-A


(X) QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period  ended  August 31, 1998
                               ------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


For the transition period from ________________ to ________________.

Commission file number   0-21781
                       ------------------------------------------------

                                    SERACARE, INC.
-------------------------------------------------------------------------------
        (Exact name of Small Business Registrant as specified in its charter)

           DELAWARE                                           95-4343492
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

1925 CENTURY PARK EAST, SUITE 1970
LOS ANGELES, CALIFORNIA                                         90067
----------------------------------                            ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number:  (310) 772-7777
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

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS ARE PROVIDED AS FOLLOWS:



                                                                                   PAGE
                                                                                  NUMBER
          SERACARE, INC. AND SUBSIDIARIES
          CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED)


          Consolidated Balance Sheets -
             as of August 31, 1998 (Unaudited) and
             as of February 28, 1998 (Audited)                                       3

          Consolidated Statements of Operations - (Unaudited)
             For the three and six months ended August 31, 1998 and
             For the three and six months ended August 31, 1997                      4

          Consolidated Statements of Cash Flows - (Unaudited)
             For the six months ended August 31, 1998 and
             For the six months ended August 31, 1997                                5

          Notes to Consolidated Financial Statements                                 7


SERACARE, INC.
CONSOLIDATED BALANCE SHEET
AS OF AUGUST 31, 1998                                                   8-31-98           2-28-98
(IN WHOLE DOLLARS)                                                    (Unaudited)        (Audited)
                                                                     --------------    --------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $     1,001,202   $     5,497,524
  Accounts receivable                                                     7,642,422         4,612,968
  Inventory                                                              11,433,723         7,644,601
  Prepaid expenses and other current assets                                 626,247           243,785
                                                                     --------------    --------------
    Total Current Assets                                                 20,703,594        17,998,878
                                                                     --------------    --------------

PROPERTY AND EQUIPMENT - NET                                              4,333,201         2,780,850
FDA LICENSES, less accumulated amortization
  of $91,979 and $57,351                                                  4,675,371         2,759,999
DONOR BASE AND RECORDS, less accumulated
  amortization of $104,893 and $61,149                                    3,002,873         1,688,762
REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCATED
  TO IDENTIFIABLE ASSETS, less accumulated amortization
  of $97,919 and $78,635                                                    673,534           692,818
GOODWILL, less accumulated amortization of $358,050
  and $84,292                                                            13,065,484         9,748,357
DEFERRED BOND DISCOUNT, less accumulated
  amortization of $631,676 and $49,349                                    7,658,898         8,241,225
OTHER ASSETS, including start-up costs
  of $1,530,524 and $739,171                                              3,460,799         1,318,483
                                                                     --------------    --------------
TOTAL ASSETS                                                        $    57,573,754   $    45,229,372
                                                                     --------------    --------------
                                                                     --------------    --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                             $     1,777,611   $     2,495,588
  Accrued payroll and related expenses                                      281,220           230,474
  Accrued expenses                                                        1,335,266         1,266,854
  Deferred income                                                           397,353         1,131,178
  Line of credit                                                         10,511,000
  Bridge loans from related parties                                       1,995,500         2,121,500
  Notes payable                                                           2,738,447         1,296,947
  Current portion of long-term debt                                         239,563            12,211
                                                                     --------------    --------------

  Total Current Liabilities                                              19,275,960         8,554,752
                                                                     --------------    --------------

LONG-TERM DEBT                                                           16,710,169        16,196,670

SERIES A REDEEMABLE PREFERRED STOCK, $.001 par
  value, 25,000,000 shares authorized; 1,000 shares
  issued and outstanding                                                    147,323           231,130
STOCKHOLDERS' EQUITY
  Series B convertible preferred stock, $.001 par
    value, 15,000 shares authorized and outstanding.
    Liquidation value $100 per share                                             15                15
  Common stock, $.001 par value, 25,000,000 shares
    authorized, 7,410,585  and 4,372,153
    issued and outstanding                                                    7,411             7,210
  Additional paid-in capital                                             20,593,031        20,293,232
  Retained earnings (deficit)                                               839,845           (53,637)
                                                                     --------------    --------------
Total stockholders' equity                                               21,440,302        20,246,820
                                                                     --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $    57,573,754   $    45,229,372
                                                                     --------------    --------------
                                                                     --------------    --------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SERACARE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(IN WHOLE DOLLARS, EXCEPT PER SHARE DATA)
(UNAUDITED)


                                                            For the Six Months Ended    For the Three Months Ended
                                                            ------------------------    --------------------------
                                                             August 31,    August 31,    August 31,     August 31,
                                                                1998          1997          1998           1997
                                                            -----------   -----------   -----------    -----------
Revenues
  Net sales                                                  17,709,074  $  3,506,365  $ 10,047,289   $  1,920,512
  Income from joint venture                                     388,623                     188,985
                                                            -----------   -----------   -----------    -----------

    Total revenue                                            18,097,697     3,506,365    10,236,274      1,920,512

Cost of sales                                                13,605,595     3,082,623     7,665,635      1,655,137
                                                            -----------   -----------   -----------    -----------

Gross profit                                                  4,492,102       423,742     2,570,639        265,375

General and administrative expenses                           1,992,583       521,607     1,061,866        246,631

Non-cash general and administrative expenses                     10,710             0         5,355              0
                                                            -----------   -----------   -----------    -----------

Net income (loss) from operations                             2,488,809       (97,865)    1,503,418         18,744

Interest expense                                              1,433,266       110,828       813,840         62,214

Non-cash interest expense                                       613,497                     312,048

Other expense (income), net                                    (461,436)         (980)     (329,161)           (38)
                                                            -----------   -----------   -----------    -----------

Net income (loss) (Note 6)                                      893,482  $   (207,713) $    706,691   $    (43,432)
                                                            -----------   -----------   -----------    -----------
                                                            -----------   -----------   -----------    -----------

Earnings (loss) per common share (Note 2)

  Basic                                                           0.123  $     (0.049) $      0.097   $     (0.010)
                                                            -----------   -----------   -----------    -----------
                                                            -----------   -----------   -----------    -----------

  Diluted                                                         0.076  $     (0.049) $      0.060   $     (0.010)
                                                            -----------   -----------   -----------    -----------
                                                            -----------   -----------   -----------    -----------

Weighted average shares issued and outstanding

  Basic                                                       7,243,918     4,204,840     7,277,252      4,260,293
                                                            -----------   -----------   -----------    -----------
                                                            -----------   -----------   -----------    -----------

  Diluted                                                    11,777,067     4,204,840    11,777,067      4,260,293
                                                            -----------   -----------   -----------    -----------
                                                            -----------   -----------   -----------    -----------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


SERACARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN WHOLE DOLLARS)
(UNAUDITED)                                                                     For the Six Months Ended
                                                                            -------------------------------
                                                                             August 31,          August 31,
INCREASE (DECREASE) IN CASH                                                     1998               1997
                                                                            -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                            $893,482           ($207,713)
  Adjustments to reconcile net income (loss) to
     cash provided by (used in) operating activities:
        Depreciation and amortization                                           665,110             142,810
        Income from joint venture                                              (388,623)
        Gain on sale of land and buildings                                     (533,547)
        Non-cash interest expense                                               613,487
        Non-cash general and administrative expense                              10,710
        (Increase) decrease from changes in:
           Accounts receivable                                               (2,830,874)             85,330
           Inventory                                                         (3,310,447)         (1,161,747)
           Prepaid expenses and other current assets                         (1,022,073)             14,211
           Other assets                                                        (439,055)            (34,180)
           Accounts payable                                                    (887,277)           (105,936)
           Accrued payroll and related expenses                                  50,746
           Accrued expenses                                                       5,320             217,351
           Deferred income                                                     (733,825)            581,780
                                                                            -----------         -----------
Net cash  used in operating activities                                       (7,906,866)           (468,094)
                                                                            -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                          (553,947)           (362,358)
  Proceeds from sale of land and buildings                                      801,891
  Cash paid to purchase American Plasma, Inc., net of cash acquired          (7,824,065)
  Additions to other intangible assets                                       (1,004,433)
  Cash acquired in non-cash transaction                                                             250,000
  Distributions from unconsolidated subsidiary                                  235,000
  Additions to FDA licenses                                                           0            (438,995)
  Additions to donor base and records                                          (257,855)           (273,913)
                                                                            -----------         -----------
Net cash used in investing activities                                        (8,603,409)           (825,266)
                                                                            -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances under line of credit                                              10,511,000
  Proceeds from notes payable                                                 2,000,000
  Repayments of long-term debt                                                  (28,740)           (417,958)
  Repayments of notes payable                                                  (558,500)
  Repayments of bride loans from related parties                             (1,376,000)
  Payments on redemption of preferred stock                                     (83,807)            (77,385)
  Proceeds from issuance of stock                                               300,000             176,250
  Proceeds from bridge loans from related parties                             1,250,000           1,113,447
                                                                            -----------         -----------
Net cash provided by financing activities                                    12,013,953             794,354
                                                                            -----------         -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (4,498,322)           (499,006)


CASH AND CASH EQUIVALENTS, beginning of period                                5,497,524             544,077
                                                                            -----------         -----------

CASH AND CASH EQUIVALENTS, end of period                                     $1,001,202             $45,071
                                                                            -----------         -----------
                                                                            -----------         -----------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SERACARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN WHOLE DOLLARS)
(UNAUDITED)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

(a)  Cash paid for:
       Interest                                      $1,433,266        $110,828
       State income taxes                                    $0         $16,000

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

5.   ACQUISITIONS

Effective on July 6, 1998, SeraCare, Inc., a Delaware corporation (the "Company") acquired all of the stock of American Plasma, Inc., a Texas corporation (herein referred to as "American") located in Houston, Texas. American operates eleven plasmapheresis centers located in: Houston, Texas (4), South Houston, Texas; Beaumont, Texas; Longview, Texas; Casa Grande, Arizona; Phoenix, Arizona; Mesa, Arizona; and, Amarillo, Texas. Under terms of the Stock Purchase Agreement dated September 29, 1998, the purchase price paid by SeraCare (which is subject to adjustment) consisted of $8,705,428 in cash. The purchase price was determined through arms length negotiations between the Company and American. The Company financed the acquisition by drawing $5.5 million from its' revolving credit facility with Brown Brothers Harriman and by obtaining bridge loans from a related party of $1.250 million and from an unrelated party of $2.0 million. In the acquisition of the stock of American, the Company acquired all of the operating assets of American and assumed certain liabilities of American, with the exception of certain "Excluded Liabilities". The Company plans to continue to operate American as a wholly owned subsidiary.

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

The unaudited proforma operating results for Revenue, Net income and Net income per share, assuming all of these acquisitions had occurred as of the beginning of the indicated six-month periods, are as follows:



                                               Six Months Ended    Six Months Ended
                                               August 31, 1998     August 31, 1997
                                               ----------------    ----------------
Revenue                                          $22,891,880         $22,154,049
Net income                                       $   931,839         $   766,936
Net income per share
  Basic                                          $      .129         $      .154
  Diluted                                        $      .079         $      .106

Weighted average shares issued and outstanding
  Basic                                            7,243,918           4,966,364
  Diluted                                         11,777,067           7,214,418



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

                                RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1998 AS COMPARED TO THREE MONTHS ENDED AUGUST 31, 1997

REVENUE
Total revenue of the Company increased by 432% or $8,315,762 to $10,236,274 during the 1998 period. The increase was attributable primarily to the acquisitions Western States Group, Inc. and the operating assets of Consolidated Technologies, Inc. (effective January 1, 1998), which contributed $2,248,070 and $1,295,248 respectively to the increase. Also contributing was a 130% increase in the volume of plasma collected during the period by the Biologics Division, due in part to the acquisition of American Plasma, Inc., effective July 6, 1998 and the November 1997 acquisition of centers located in: Salt Lake City, Utah; Reno, Nevada; Kalamazoo, Michigan; South Bend, Indiana; and Boise, Idaho; and to the ramping up of the newly established centers located in: Pasco, Washington; Toledo, Ohio; Raleigh, North Carolina; Macon, Georgia; Clearfield, Utah; Pocatello, Idaho; Savannah, Georgia; and Wilmington, Delaware. The Company collected approximately 100,788 liters of plasma during the three-month period ended August 31, 1998 compared to about 43,921 liters for the comparable prior year period or an increase of 56,867 liters. The centers located in Toledo and Pasco were operating under Reference Number's from the FDA during the period and were thus not allowed to sell or ship plasma, although they were collecting plasma during the period. Raleigh and Macon received final FDA approval in August 1998 and as a result shipped about $1.4 million in sales the quarter. In addition, Biologics Division revenue was higher compared to the same period last year as a result of a structural change in pricing related to sales to customers outside the United States whereby testing and softgoods is included in the unit pricing.

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

OTHER INCOME
Other income in 1998 quarter is principally the gain from the sale of certain properties during the period.

NET INCOME
As a result of the above, there was a net income for the three months ended August 31, 1998 of $706,691 compared to a net loss of $43,432 for the same prior year period.

SIX MONTHS ENDED AUGUST 31, 1998 AS COMPARED TO SIX MONTHS ENDED AUGUST 31, 1997

REVENUE
Total revenue of the Company increased by 438% or $14,591,332 to $18,097,697 during the 1998 period. The increase was attributable primarily to the acquisitions of Western States Group, Inc. and the operating assets of Consolidated Technologies, Inc. (effective January 1, 1998), which contributed $5,400,164 and $2,546,491 respectively to the increase. Also contributing was a 106% increase in the volume of plasma collected during the period by the Biologics Division, due in part to the July 1, 1998 acquisition of American Plasma, Inc., effective July 6, 1998 and the November 1997 acquisition of centers located in: Salt Lake City, Utah; Reno, Nevada; Kalamazoo, Michigan; South Bend, Indiana; and Boise, Idaho; and in part to the ramping up of the newly established centers located in: Pasco, Washington; Toledo, Ohio; Raleigh, North Carolina; Macon, Georgia; Clearfield, Utah; Pocatello, Idaho; Savannah, Georgia; and Wilmington, Delaware. The Company collected about 172,278 liters of plasma during the six month period ended August 31, 1998 compared to about 83,797 liters for the comparable prior year period, an increase of about 88,481 liters. The centers located in Toledo and Pasco were operating under Reference Number's from the FDA during the period and were thus not allowed to sell or ship plasma, although they were collecting plasma during the period. Raleigh and Macon received final FDA approval in August 1998 and as a result shipped approximately $1.4 million in sales during the 1998 period. Clearfield received final FDA approval in May 1997. In addition, Biologics Division revenue was higher compared to the same period last year as a result of a structural change in pricing related to sales to customers outside the United States whereby testing and softgoods is included in the unit pricing.

GROSS PROFIT
Gross profit increased by $4,068,360 or 1060% in the 1998 period to $4,492,102. The increased revenues as discussed above were substantially offset by: the operating expenses associated with Western States Group, Inc. and Consolidated Technologies; and the higher salaries costs, donor fees, and other operating costs resulting from the 106% increase in the volume of plasma collected. Higher softgoods and testing costs were the result of the increased volumes and the structural change in pricing related to sales outside the United States whereby the Company pays for testing and softgoods.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses in 1998 increased by $1,481,686 to $2,003,293 an increase of 284% due mainly to the inclusion of such expenses attributable to American Plasma, Inc., Western States Group, Inc. and Consolidated Technologies. Legal and professional fees, travel expenses, and salaries expense were also higher.

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

Net cash used in operating activities during the six-month period ended August 31, 1998 was $7,906,866 compared to $468,094 during the same prior year period. This was due primarily to the increase in accounts receivable and inventory partially offset by the increases in accounts payable and other accrued expenses attributable to the acquisitions of American Plasma, Inc., Western States Plasma Group, Inc. and Consolidated Technologies and the 106% increase in the volume of plasma collected. Also contributing was an increase in inventory and accounts receivable resulting from the terms of the Grupo Grifols sales agreement and an increase in inventory due to the Applicant Donor program initiated by ABRA and effective July 1, 1997.

Cash flows used in investing activities for the six months ended August 31, 1998 was $8,603,409 compared to $825,266 for the comparable prior year period. This increase resulted primarily from the acquisition of American Plasma, Inc. and capital requirements of the newly established plasma collection centers in Raleigh, Macon, Pasco, Toledo, Pocatello, Wilmington and Savannah.

Cash flow provided by financing activities was $12,013,953 for the current year period compared to $794,354 for the comparable prior period. This increase was mostly due to advances under the new revolving line of credit in support of the newly acquired and start-up operations.

Management believes that internally generated cash flow combined with the $12 million revolving line of credit will be sufficient to meet the Company's working capital requirements for the balance of fiscal 1998. However, any significant expansion or acquisition however, will need to be funded by a combination of internally generated cash flows, short-term bridge financing, private placements, and/or a possible public offering. In addition, the Company is currently evaluating various alternatives for restructuring its current debt position.


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

                                 SeraCare, Inc.
                                 --------------
                                  (Registrant)

Dated: January 25, 1999                  By:   /s/  Barry D. Plost
                                               -------------------------------
                                               Barry D. Plost, President & CEO

                                         By:   /s/ Jerry L. Burdick
                                               -------------------------------
                                               Jerry L. Burdick
                                               Principal  Accounting and
                                               Finance Officer