Form 10QSB/A
period 1998-11-30
SERACARE INC
filed 1999-01-26
CIK 1016608

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10 - QSB-A

(X) QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period  ended  November 30, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934  (NO FEE REQUIRED)

For the transition period from _____________________ to _____________________.

Commission file number   0-21781

                                 SERACARE, INC.
------------------------------------------------------------------------------
      (Exact name of Small Business Registrant as specified in its charter)

           DELAWARE                                              95-4343492
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1925 CENTURY PARK EAST, SUITE 1970
LOS ANGELES, CALIFORNIA                                            90067
---------------------------------------                          ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number:  (310) 772-7777
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


SERACARE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(IN WHOLE DOLLARS, EXCEPT  SHARE DATA)
(UNAUDITED)

                                                      For the nine Months Ended     For the Three Months Ended
                                                     ----------------------------   ---------------------------
                                                     November 30,    November 30,   November 30,   November 30,
                                                         1998            1997           1998           1997
                                                     ------------    ------------   ------------   ------------
Total revenue                                       $  31,966,781   $   7,243,018  $  13,869,084  $   3,736,653

Cost of sales                                          24,775,955       6,010,897     11,170,360      2,928,274
                                                     ------------    ------------   ------------   ------------

Gross profit                                            7,190,826       1,232,121      2,698,724        808,379

General and administrative expenses                     3,038,492       1,024,119      1,035,199        502,512
                                                     ------------    ------------   ------------   ------------

Net income  from operations                             4,152,334         208,002      1,663,525        305,867

Interest expense                                        2,301,523         185,628        868,257         74,800

Non-cash interest expense                                 936,144               -        322,647              -

Other income - net                                      (601,308)         (1,280)      (149,872)          (300)
                                                     ------------    ------------   ------------   ------------

Net income (Note 6)                                 $   1,515,975   $      23,654  $     622,493  $     231,367
                                                     ------------    ------------   ------------   ------------
                                                     ------------    ------------   ------------   ------------

Earnings per common share (Note 2):
   Basic                                            $        0.21   $        0.01  $        0.08  $        0.05
                                                     ------------    ------------   ------------   ------------
                                                     ------------    ------------   ------------   ------------
   Diluted                                          $        0.14   $        0.00  $        0.06  $        0.04
                                                     ------------    ------------   ------------   ------------
                                                     ------------    ------------   ------------   ------------
Weighted average shares issued
and outstanding
   Basic                                                7,308,748       4,405,000      7,462,759      4,804,000
                                                     ------------    ------------   ------------   ------------
                                                     ------------    ------------   ------------   ------------
   Diluted                                             11,066,733       5,288,498     11,308,766      6,275,526
                                                     ------------    ------------   ------------   ------------
                                                     ------------    ------------   ------------   ------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


SERACARE, INC.
CONSOLIDATED BALANCE SHEET
AS OF NOVEMBER 30, 1998                                                  11-30-98         2-28-98
(IN WHOLE DOLLARS)                                                     (UNAUDITED)       (AUDITED)
                                                                      -------------    -------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                          $      412,325   $    5,497,524
  Accounts receivable                                                     9,991,492        4,612,968
  Inventory                                                              11,703,594        7,644,601
  Prepaid expenses and other current assets                                 541,592          243,785
                                                                      -------------    -------------
    Total Current Assets                                                 22,649,003       17,998,878
                                                                      -------------    -------------

PROPERTY AND EQUIPMENT - NET                                              4,502,471        2,780,850
FDA LICENSES, less accumulated amortization
  of $118,551 and $57,351                                                 4,671,428        2,759,999
DONOR BASE AND RECORDS, less accumulated
  amortization of $138,018 and $61,149                                    3,031,839        1,688,762
REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCATED
  TO IDENTIFIABLE ASSETS, less accumulated amortization
  of $107,561 and $78,635                                                   663,892          692,818
GOODWILL, less accumulated amortization of $531,777
  and $84,292                                                            13,520,371        9,748,357
DEFERRED BOND DISCOUNT, less accumulated
  amortization of $631,676 and $49,349                                    7,362,435        8,241,225
OTHER ASSETS, including start-up costs
  of $1,845,952 and $739,171                                              3,934,131        1,318,483
                                                                      -------------    -------------
TOTAL ASSETS                                                         $   60,335,570   $   45,229,372
                                                                      -------------    -------------
                                                                      -------------    -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                              $    2,980,978   $    2,495,588
  Accrued payroll and related expenses                                      347,095          230,474
  Accrued expenses                                                        1,367,788        1,266,854
  Deferred income                                                           397,353        1,131,178
  Line of credit                                                         11,837,000
  Bridge loans from related parties                                       1,845,500        2,121,500
  Notes payable                                                           2,488,447        1,296,947
  Current portion of long-term debt                                         192,063           12,211
                                                                      -------------    -------------
  Total Current Liabilities                                              21,456,224        8,554,752
                                                                      -------------    -------------

LONG-TERM DEBT                                                           16,510,415       16,196,670

SERIES A REDEEMABLE PREFERRED STOCK, $.001 par
  value, 25,000,000 shares authorized; 1,000 shares
  issued and outstanding                                                    118,636          231,130
STOCKHOLDERS' EQUITY
  Series B convertible preferred stock, $.001 par
    value, 15,000 shares authorized and outstanding.
    Liquidation value $100 per share                                             15               15
  Common stock, $.001 par value, 25,000,000 shares
    authorized, 7,569,418  and 5,549,800
    issued and outstanding                                                    7,536            7,210
  Additional paid-in capital                                             20,780,406       20,293,232
  Retained earnings (deficit)                                             1,462,338         (53,637)
                                                                      -------------    -------------
Total stockholders' equity                                               22,250,295       20,246,820
                                                                      -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $   60,335,570   $   45,229,372
                                                                      -------------    -------------
                                                                      -------------    -------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


SERACARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN WHOLE DOLLARS)
(UNAUDITED)                                                                 FOR THE NINE MONTHS ENDED
                                                                         --------------------------------
                                                                           November 30,     November 30,
INCREASE (DECREASE) IN CASH                                                   1998              1997
                                                                         ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $      1,515,975  $        23,654
  Adjustments to reconcile net income  to
     cash provided by (used in) operating activities:
        Depreciation and amortization                                          1,141,687          191,038
        Income from joint venture                                              (650,168)                -
        Gain on sale of land and buildings                                     (533,547)                -
        Non cash interest expense                                                936,144                -
        Non cash general and administrative expense                               16,065                -
        (Increase) decrease from changes in:
           Accounts receivable                                               (5,179,945)      (3,214,578)
           Inventory                                                         (3,580,318)      (1,904,213)
           Prepaid expenses and other current assets                           (185,527)         (97,145)
           Other assets                                                        (546,962)        (449,337)
           Accounts payable                                                      316,064          582,579
           Accrued liabilities                                                   154,463          720,323
           Deferred income                                                     (733,825)        1,017,532
                                                                         ---------------   --------------
Net cash  used in operating activities                                       (7,329,894)      (3,130,147)
                                                                         ---------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Assets acquired  for cash                                                  (8,028,744)      (1,250,000)
  Purchases of property and equipment                                          (822,653)        (861,369)
  Additions to other intangible assets                                       (1,827,870)                -
  Cash acquired in non-cash transaction                                                -          250,000
   Distributions from joint venture                                              415,000                -
  Additions to FDA licenses                                                     (22,629)        (526,576)
  Additions to donor base and license                                          (319,946)        (141,634)
                                                                         ---------------   --------------

Net cash used in investing activities                                       (10,606,842)      (2,529,579)
                                                                         ---------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances under line of credit                                               11,837,000                -
  Proceeds from notes payable                                                  2,000,000        1,638,447
  Repayments of long-term debt                                                 (275,994)        (574,157)
  Repayments of notes payable                                                  (808,500)                -
  Payments on redemption of preferred stock                                    (112,494)        (103,873)
  Repayments of bridge loans from related parties                            (1,526,000)                -
  Proceeds from bridge loans from relarted parties                             1,250,000        1,325,000
  Proceeds from issuance of stock                                                487,500        3,609,595
                                                                         ---------------   --------------
Net cash provided by financing activities                                     12,851,512        5,895,012
                                                                         ---------------   --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (5,085,224)          235,286

CASH AND CASH EQUIVALENTS, beginning of period                                 5,497,524          544,077
                                                                         ---------------   --------------

CASH AND CASH EQUIVALENTS, end of period                                $        412,300  $       779,363
                                                                         ---------------   --------------
                                                                         ---------------   --------------

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

The unaudited proforma operating results for Revenue, Net income and Net income per share, assuming all of these acquisitions had occurred as of the beginning of the indicated nine month periods, are as follows:

                                                 Nine Months Ended   Nine Months Ended
                                                 November 30, 1998   November  30, 1997
                                                 --------------------------------------
Revenue                                             $35,985,661         $35,099,174
Net income                                          $ 1,822,246         $ 1,553,964
Net income per share
  Basic                                             $       .24         $       .30
  Diluted                                           $       .17         $       .19

Weighted average shares issued and outstanding:

  Basic                                               7,308,748           5,166,524
  Diluted                                            11,066,733           8,150,594



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

                                RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 1998 AS COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1997

REVENUE
Total revenue of the Company increased by 271% or $10,132,431 to $13,869,084 during the 1998 period. The increase was attributable primarily to the acquisitions Western States Group, Inc. and the operating assets of Consolidated Technologies, Inc. (effective January 1, 1998), which contributed $3,560,767 and $1,579,028 respectively to the increase. Also contributing was a 213% increase in the volume of plasma collected during the period by the Biologics Division, due in part to the acquisition of American Plasma, Inc., effective July 6, 1998; the November 1997 acquisition of centers located in: Salt Lake City, Utah; Reno, Nevada; Kalamazoo, Michigan; South Bend, Indiana; and, Boise, Idaho; and, to the ramping up of the newly established centers located in: Pasco, Washington; Toledo, Ohio; Raleigh, North Carolina; Macon, Georgia; Clearfield, Utah; Pocatello, Idaho; Savannah, Georgia; Wilmington, Delaware; and, Port Arthur, Texas. The Company collected approximately 118,010 liters of plasma during the three-month period ended November 30, 1998 compared to about 37,654 liters for the comparable prior year period or an increase of 80,356 liters. The centers located in Toledo and Pasco were operating under Reference Number's from the FDA during the period and were thus not allowed to sell or ship plasma, although they were collecting plasma during the period. In addition, Biologics Division revenue was higher compared to the same period last year as a result of a structural change in pricing related to sales to certain customers whereby testing and softgoods is included in the unit pricing.

GROSS PROFIT
Gross profit increased by $1,890,345 or 234% in the 1998 period to $2,698,724. The increased revenues as discussed above were substantially offset by: the operating expenses associated with American Plasma, Inc., Western States Group, Inc. and Consolidated Technologies; and the higher salaries costs, donor fees, and other operating costs resulting from the 213% increase in the volume of plasma collected. Higher softgoods and testing costs were the result of the increased volumes and the structural change in pricing related to sales to certain customers whereby the Company pays for testing and softgoods.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses in 1998 increased by $532,687 to $1,035,199 an increase of 106%, due mainly to the inclusion of such expenses attributable to American Plasma, Inc, Western States Group, Inc. and Consolidated Technologies. Legal and professional fees, travel expenses, and salaries expense were also higher.

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