Form 10KSB40
period 1999-02-28
SERACARE INC
filed 1999-05-28
CIK 1016608

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                  FORM 10-KSB

/ / ANNUAL REPORT PURSUANT TO 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED: FEBRUARY 28, 1999
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM: ____________ TO ____________

                         COMMISSION FILE NUMBER 0-21781

                           --------------------------

                                 SERACARE, INC.

                 (Name of Small Business Issuer in its charter)

     DELAWARE            95-4343492
     (State of        (I.R.S. Employer
  Incorporation)     Identification No.)

 1925 CENTURY PARK
 EAST, SUITE 1970
   LOS ANGELES,
    CALIFORNIA
    (Address of             90067
     principal           (Zip code)
executive offices)

                   Issuer's telephone number: (310) 772-7777

                           --------------------------

      Securities registered under Section 12(b) of the Exchange Act: None

      Securities to be registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.001 Par Value

                           --------------------------

                                (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    The issuer's revenue for its fiscal year ended February 28, 1999 was $49,698,207.

    As of April 30,1999, the aggregate market value of the issuers voting shares held by non-affiliates was approximately $27,941,000 based on the last price per share of such common stock at which the stock was sold on such date as reported by the AMEX.

    As of April 30, 1999, the issuer had 7,644,418 shares of its common stock, $.001 par value issued and outstanding.

    Transitional Small Business Disclosure Format Yes / / No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

    COMPANY HISTORY. The Company as it is currently organized has evolved over the last three years since February 6, 1996, when a new management team with a strategic plan for expansion and growth began guiding the Company. During that three year period, the Company has grown from six plasma collection centers to a total of thirty two centers as of February 28, 1999, both through acquisition and by establishing new startup centers. In addition, the Company made two key acquisitions in Western States Group, Inc. (herein referred to as "Western States") and Consolidated Technologies (herein referred to as "CTI"); and recruited some of the leading experts in the industry to join the board of directors and direct the operations of the Company's three divisions. SeraCare, Inc. went public in May 1996 on the OTC Bulletin Board and is now listed on the American Stock Exchange under the symbol SRK.

    PRINCIPAL BUSINESS OPERATIONS. Organizationally, the Company consists of three divisions: Consolidated Technologies Division; Western States Plasma Division; and Biologics Division. With the acquisitions of Western States and CTI, the Company became a fully integrated collector; manufacturer and marketer of plasma based diagnostic products and tests. Western States has provided expanded worldwide marketing with its domestic customer base and an extensive European and Asian presence. In addition, the Company's Biologics Division continues to be a factor in the business of collecting and selling source plasma to manufacturers of pharmaceutical and diagnostic products (called Fractionators). While the primary product of the Company's Biologics Division continues to be source plasma, the Company also collected and sold Cytomegalovirus Antibody Plasma (CMV), Tetanus Antibody Plasma and HbSag (hepatitus positive) plasma during the fiscal year ended February 28, 1999. The Company's customers process source plasma into such products as gamma globulin (used to provide passive immunity for infectious diseases such as hepatitis B, tetanus and rabies), the Antihemophilic factor (used to treat hemophiliac victims), normal serum albumin (used for shock, trauma and burn victims), diagnostic test kits for hepatitis and allergies, and blood bank typing reagents. The Company also initiated various other specialty plasma programs during the period, and while these programs are only in the early stages of development, initial results coordinated through the efforts of Western States and CTI have been promising.

    The process of collecting plasma is called Plasmapheresis, which consists of drawing whole blood from a donor; centrifuge separation of the whole blood into its components; removal of the plasma component; and returning of the red blood cells to the donor; all in the same process. Because the red blood cells are returned to the donor, it is possible to donate plasma more frequently than whole blood. According to FDA rules, a donor can donate plasma up to twice per week or 104 times per year.

    The Company's Biologics Division currently sells the majority of the source plasma it collects to fractionators under one to three year renewable contracts which allow for annual pricing adjustments. The fractionators process the plasma into therapeutic products which are then sold for distribution to the end users of the products. None of the source plasma collected by the Company is sold or administered to an end user without being processed by a fractionator.

CURRENT OPERATIONS.

    BIOLOGICS DIVISION. The Biologics Division currently conducts its business through five wholly-owned subsidiaries: AVRE, Inc., a Nevada corporation, Binary Associates, Inc., a Colorado corporation, BHM Labs, Inc., an Arkansas corporation, American Plasma, Inc. a Texas corporation, and SeraCare Acquisitions, Inc., a Nevada corporation. During FY 1998, the Biologics
Division: opened newly established centers in Pasco, Washington, Toledo, Ohio and Pocatello, Idaho; became fully licensed by the FDA and QPP certified in a startup center in Clearfield Utah; completed an Asset Exchange with Serologicals, Inc. whereby the Company acquired Reno Plasma, Inc. located in Reno, Nevada and Simi Biological Resources, Inc. plasma collection center located in Ft. Smith Arkansas and $250,000 in cash in exchange for a two (2) plasma collection centers located in Colorado Springs, Colorado and one center located in Pueblo, Colorado. On November 29, 1997, the Biologics Division completed an Asset Purchase Agreement whereby it acquired five operating plasma collection centers from American Plasma Management, Inc. which were located in South Bend, Indiana; Kalamazoo, Michigan; Boise, Idaho; Reno, Nevada; and Salt Lake City, Utah. During FY 1999, the Biologics Division opened new centers in Wilmington, Delaware, Savannah, Georgia, Port Arthur, Texas, Lancaster, Pennsylvania, and Reading, Pennsylvania; became fully licensed by the FDA and QPP certified in startup centers in Raleigh, North Carolina, Macon, Georgia and Toledo, Ohio; completed the acquisition of a center in Baton Rouge, Louisiana; and, effective July 6, 1998, completed the acquisition of American Plasma Inc. which added eleven mature centers. As of April 30, 1999, the Pasco and Reading centers were operating under a Reference Number from the FDA pending approval of license applications. Collection centers which have not received FDA approval of its license application are allowed to operate under a Reference Number and process donors in order to develop sufficient training and records for review by FDA inspectors to establish the locations ability to comply with FDA Regulations. Such centers are however, precluded from selling any of the collected plasma until final approval of its license application. Historically, it has taken approximately twelve to eighteen months from date of filing to obtain final FDA approval on a new license application. The Company's customers require both an FDA license and QPP Certification under all current contracts. QPP Certification for such centers is requested when the FDA license application has been approved and can take six to eight weeks to obtain.

    As of April 30, 1999, the Company had thirty two plasma collection centers in operation which were located in: Las Vegas, Nevada; Clarkesville, Tennessee; Phoenix, Arizona; Ft. Smith, Arkansas; Clearfield, Utah; Raleigh, North Carolina; Pasco, Washington; Toledo, Ohio; Macon, Georgia; Savannah, Georgia; Reno, Nevada; South Bend, Indiana; Kalamazoo, Michigan; Boise, Idaho; Pocatello, Idaho; Salt Lake City, Utah; Amarillo, Texas; Beaumont, Texas; Longview, Texas; Houston, Texas (4); Casa Grande, Arizona;

Pasadena Texas; Mesa, Arizona; Phoenix, Arizona; Baton Rouge, Louisiana; Port Arthur, Texas; Wilmington, Delaware; Lancaster, Pennsylvania; and Reading, Pennsylvania. During the fourth quarter of FY 1999, such centers were collecting plasma at an annualized rate of about 530,000 liters.

    The Company is also in the initial stages of establishing four new centers which are expected to be operational during the next two to six months.

    The plasma centers are operating under the tradename "SeraCare" which is registered with the United States Patent and Trademark Office.

    During the fiscal year ended February 28, 1999 about 54 percent of the revenue derived from the Biologics Division was from Grupo Grifols, S.A. the leading fractionator in Spain. Effective January 1, 1999, Grupo Grifols, S.A. and the Company signed a new two-year contract which extends through the year 2000 and expands the plasma requirements by one-third for the year 2000. About 20 percent of the revenue derived from plasma collection operations was from sales to Alpha Therapeutic, a subsidiary of Yashi Tomi Pharmaceutical ("Alpha"). Alpha and the Company signed new two-year agreements covering production from ten of the centers acquired on July 6, 1998. About 11 percent of revenue derived from plasma collection operations was from North American Biologics, Inc. ("NABI"). Startup centers including Clearfield, Utah; Raleigh, North Carolina; Macon, Georgia; Toledo, Ohio; and Pasco, Washington were contractually committed to North American Biologics, Inc. contingent upon final approval of the FDA license applications and QPP certifications for those centers. The Company received final FDA license approval and QPP certification for Clearfield during FY 1998, for Macon and Raleigh during FY 1999, and for Toledo in March 1999. As of April 30, 1999, final FDA approval and QPP certification was pending for Pasco. About 15 percent of plasma revenue was from other entities including inter-divisional sales.

    In addition, there is a very active "Spot Market" for plasma via which the Company could sell excess plasma should any of their location contracts not be renewed. Prices for "Spot Market" plasma vary, but generally run ten to fifteen percent higher than the Company's current contract pricing.

    Most of the Biologics Division's revenue is derived under contracts and relationships, which once established continue to be renewed. The plasma collected by the Biologics Division is generally used in the manufacture of therapeutic products to treat certain diseases. Several companies are attempting to develop and market products to treat these diseases based upon technology, which would lessen or eliminate the need for human blood plasma. Such products, if successfully developed and marketed, could adversely affect the demand for plasma. Products utilizing technology developed to date have not yet proven as cost-effective or as marketable to healthcare providers as products based on human blood plasma. However, there can be no assurances that such technology will not ultimately become economically viable and cause a severe adverse impact upon the Company and the plasma industry as a whole.

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

    The Western States Plasma Division operates through Western States Group, Inc., and is located in Oceanside, California. Western States is an FDA licensed worldwide marketing organization for therapeutic based blood plasma products, diagnostic test kits, specialty plasma and bulk materials, with offices in Helsinki, London, Milan, Tel Aviv, Seoul and Hong Kong. Western States is a vendor-approved supplier to 507 pharmaceutical and other healthcare companies, including being listed as an Exclusive Supplier in many customers regulatory applications with the FDA. Western States has also helped certain customers develop internal protocols and standards used to establish quality control benchmarks and has performed various other value-added services for its' customers in order to establish solid relationships. This

Division's primary focus is on multinational biotech, pharmaceutical and technology products. Western States generally sells its plasma under purchase order agreements, but is also active in the spot market. During FY 1999, Western States also established itself as a major supplier of plasma based products to several major domestic pharmaceutical companies.

    CONSOLIDATED TECHNOLOGIES DIVISION. Effective January 1, 1998, the Company acquired substantially all of the operating assets of Consolidated Technologies, Inc., a Texas corporation ("CTI") located in Austin, Texas. Under terms of the Asset Purchase Agreement, the assets acquired included but are not limited to: certain real property; all furniture and fixtures; all machinery and equipment; all leasehold improvements; all licenses and other intangible properties including certifications, FDA licenses and trademarks; all inventories; and all rights and interests arising under or in connection with any contracts with customers or potential customers to which CTI is a party.

    The Consolidated Technologies Division operates through SeraCare Technology, Inc., a Nevada corporation and consists essentially of the operating assets acquired in the Consolidated Technologies, Inc. transaction. Located in Austin, Texas, Consolidated Technologies is a biomedical company which currently manufacturers over 200 plasma based diagnostic products consisting primarily of proficiency test specimens, controls and calibrators. Consolidated Technologies supplies two of the leading proficiency testing services in the United States who use these products to test members of their respective organizations. Laboratories and other healthcare companies use controls, calibrators and standards to assess the accuracy and precision of laboratory test methods and instruments. Consolidated Technologies' products include biological materials and private-labeled products for manufacturing or laboratory use. Products have applications in most laboratory test disciplines, including serum chemistry, urine chemistry, toxicology, immunology/serology, coagulation, and infectious disease. In joining SeraCare, Consolidated Technologies has established itself as a diagnostic products manufacturer with an in-house supply of specialty plasma via the Company's Biologics Division. This "Closed Loop" cycle from donor to end product is expected to significantly improve quality control, turnaround time and the cost of delivering the final product to customers. During FY 1999, CTI announced the formation of Innovative SeraCare, a joint venture whereby CTI will manufacture diagnostic controls and calibrators for clients of the joint venture. Innovative Diagnostics functions as the marketing group for the joint venture. Initial multi-year contracts from customers of the joint venture are estimated at between $10--$15 million.

COMPETITION

    The Company's Biologics Division competes for donors with pharmaceutical companies which collect plasma for their own use, several other commercial plasma collection companies, and non-profit organizations, such as the American Red Cross and community blood banks, which solicit the donation of whole blood. A number of these competitors have access to greater financial, marketing and other resources than the Company. If the Company is unable to maintain and expand its donor base, its business and future prospects will be adversely affected.

    The Western States Group competes with fractionators in the sale of plasma products and other plasma collection companies in the sale of human source plasma and specialty plasma. Long term established relationships internationally and domestically serve as the cornerstone of Western States competitive edge. In addition, Western States ability to work with customers in developing SOP's and formulations for FDA approval appears unique within the industry. However, if Western States is not able to sustain their relationships, or if more pharmaceutical companies decide to buy directly from fractionators, its business and future growth could be adversely affected.

    CTI competes with an array of small diagnostics manufacturers in a highly diverse competitive environment with each company targeting a small segment of the $20 billion diagnostics industry. Several major pharmaceutical companies are moving toward outsourcing of their diagnostic test kits, controls and calibrators, with the key to success as a contract manufacturer being quality control and a quality end product. CTI has focused its efforts on this segment where their technical expertise and established quality control procedures provide a competitive edge. However, if major pharmaceutical companies determine to manufacture their own products or if CTI fails to maintain a quality image, their business and future prospects could be adversely affected.

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

    Pursuant to FDA Regulations, plasma collected by the Company is placed in storage on site while a sample thereof is sent to a lab for testing. No plasma can be shipped unless test results are received which indicate the plasma is free of any bacterial or viral occurrences. If results of the testing indicate any bacterial or viral presence, the Company now has various customers who use such plasma for diagnostic and/or research purposes. If the plasma cannot be sold as source plasma or specialty plasma, it is generally destroyed. The Company operates primarily under its own STANDARD OPERATING PROCEDURES which has been approved by the FDA. These procedures which all employees are required to follow, carefully spell out all safety related instructions. In accordance with such procedures, all initial donors are given a physical examination before being accepted as a plasma donor. Additionally, every time the donor donates, he is tested for the presence of blood borne pathogens such as hepatitis B, hepatitis C, HIV (antigen and antibody) and liver enzymes (indication of liver disease, such as other types of hepatitis). The donor is also checked for serum protein content and hematocrit (percent of red blood cells in serum). These tests serve as a safety mechanism for both the donor and the plasma. New donors are also checked for syphilis and drug use. Repeat donors are re-tested for syphilis three times each year and for drug use once each year.

    All plasma collected from a donor is held until the results of his viral tests are completed. If a donor has a reactive result, all of that donor's plasma is usually culled from the source plasma inventory. In some cases, the fractionator operates the laboratory which performs these viral marker tests.

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

    RH IMMUNE GLOBULIN, which is a substance administered to prevent incompatibilities between the blood of a fetus and mother. Rh incompatibility occurs when an Rh-negative woman is pregnant with an Rh-positive fetus. This occurs in 9-10% of pregnancies. If no preventive measures are taken, 0.7-1.8% of Rh-negative women with an Rh-positive fetus will become isoimmunized antenatally, developing Rh (D) antibody through exposure to fetal blood; 8-15% will become isoimmunized at birth, 3-5% after abortion (spontaneous or therapeutic), and 2.1-3.4% after amniocentesis. Rh(D) isoimmunization currently occurs at a rate of about 1.5 per 1000 births. Its effects on the fetus or newborn include hemolytic anemia, hyperbilrubinemia, kernicterus, or intrauterine deaths due to hydrous fetalis. About 45% of cases require intrauterine or exchange transfusions to survive, and there are about four deaths from this disease per 100,000 total births. The prevalence of Rh(D) isoimmunization has declined significantly following the introduction of Rh(D) immune globulin.

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

SPECIALTY PLASMAS

    Specialty Plasmas generally contain high concentrations of specific antibodies and are used primarily to manufacture immune globulin therapeutic products which bolster the immunity of patients to fight a particular infection or to treat certain immune system disorders. Following advances in intravenous therapy in the mid-1980s, use of specialty plasmas for therapeutic purposes significantly increased. Among the current uses for specialty plasmas are the production of products to prevent hepatitis, Rh incompatibility in newborns, tetanus and rabies. Specialty plasmas are also widely used for diagnostic and tissue culture purposes. Depending on the rarity of the antibody or medical history of the donor, the pricing for specialty plasmas currently ranges from $95 to about $6,000 per liter. The average spot price (free market price) of source plasma is currently approximately $93. Most specialty plasma is derived serendipitously (not the result of stimulation) which poses no abnormal risk to the plasma collector.

    The Company currently collects and sells both source plasma and specialty plasmas, including Cytomegalovirus Antibody Plasma (CMV), Tetanus Antibody Plasma and various other specialty antibody plasma. The Company has initiated a program that emphasizes the collection of specialty plasmas by identifying potential specialty plasma donors through various screening and testing procedures.

                              THE PLASMA INDUSTRY

    The blood resource industry can be divided into two industry segments. One is the non-profit or voluntary sector which is commonly thought of as the American Red Cross and various independent non-profit blood centers. This "non-profit" sector is primarily concerned with providing whole blood and components of whole blood for transfusion in medical applications at hospitals. The other is the commercial or "for-profit" segment and is composed primarily of plasma collection centers. This "for-profit" commercial sector currently consists of about 450 plasma collection centers throughout the United States which collect plasma from paid donors and sell the plasma to Fractionators, who produce plasma derivative products or fractions that are used in therapeutics. These plasma collection centers are owned by both foreign and U.S. fractionators and by independent companies such as SeraCare, Inc., who sell to diagnostic companies and fractionators.

PLASMA MARKET

    The source plasma industry has experienced a number of fluctuations in the supply and demand cycles. In the Company's opinion, the market factors currently driving the plasma industry include the following:

    - The expanded use of immune globulins to prevent and treat disease.

    - The worldwide plasma shortage of plasma which has been made worse by the impact of the "Mad Cow" decease in England which resulted in the stopping of all plasma collection activities within that country and the replacement of such plasma from the US.

    - Extensive public concern over the safety of blood products which has led to increased domestic and foreign regulatory control over the collection and testing of plasma and the disqualification of certain segments of the population from the donor pool.

    - The continuing increase in the uses of plasma as the source material for new treatments and applications such as fibrin glue, a growth agent for microbiotics, and vaccines.

    - The increased demand for plasma based healthcare products worldwide which has led to expansion of fractionation capacity.

    - The barriers to entry into the fractionation and plasma collection business which includes an extensive FDA and ABRA approval process which can take years to complete.

    The Company believes that a significant worldwide shortage of plasma has developed which could last three to five years. This accelerating shortage is being driven by a series of factors including: the shutdown of plasma collection in England resulting from "Mad Cow" decease issues; the expanding fractionation capacity worldwide resulting from the increased need for plasma components to treat larger and older populations; and, a diminished pool of donors that resulted from more restrictive testing and screening requirements imposed by regulatory authorities. In 1998, the FDA introduced the "Applicant Donor Program" which required first time donors to donate a second time before the first donation can be sold. This new requirement has caused a decrease in liters of source plasma available for sale. Another market factor has been increasing public concern over HIV and other viruses, which has lead to increased testing and tighter screening processes. And finally, the Company believes that there is a direct correlation between the economy and the donor pools, wherein as the economy gets better, it becomes harder to maintain donor pools and attract new donors.

    The Company has generally sold its plasma under contracts ranging from one to three years, which allow for annual pricing renegotiations. Pricing for product deliveries is generally mutually agreed upon prior to the beginning of the contract year and fixed for that year. Consequently, the Company may be adversely or beneficially affected if its costs of collecting and selling plasma rise or fall during the year as a result of changes in government regulation, donor fees or other factors.

FRACTIONATORS

    Fractionation is the process of separating the raw source plasma into a variety of derivative products (see "The Product" above). Prior to being fractionated, source plasma is blended into pools of 4,500 to 10,000 liter units from many different donor sources.

    The four leading fractionators in the United States are:

ALPHA THERAPEUTIC             a subsidiary of Yashi Tomi Pharmaceutical
CORPORATION

CENTEON PHARMACEUTICALS       a subsidiary of Rhone-Poulenc-Rorer, a French
                              government owned pharmaceutical conglomerate

BAYER CORPORATION             a division of Germany's Bayer A.G.

BAXTER, INC.                  a division of Baxter, Inc., an $8.1 billion
                              revenue U.S. company.

                               CURRENT OPERATIONS

CURRENT PLASMA CENTERS

    As of April 30, 1999, the Company had thirty two plasma collection centers in operation which were located in: Las Vegas, Nevada; Clarkesville, Tennessee; Phoenix, Arizona; Ft. Smith, Arkansas; Clearfield, Utah; Raleigh, North Carolina; Pasco, Washington; Toledo, Ohio; Macon, Georgia; Savannah, Georgia; Reno, Nevada; South Bend, Indiana; Kalamazoo, Michigan; Boise, Idaho; Pocatello, Idaho; Salt Lake City, Utah; Amarillo, Texas; Beaumont, Texas; Longview, Texas; Houston, Texas (4); Casa Grande, Arizona; Pasadena Texas; Mesa, Arizona; Phoenix, Arizona; Baton Rouge, Louisiana; Port Arthur, Texas; Wilmington, Delaware; Lancaster, Pennsylvania; and Reading, Pennsylvania. The Company is also in the initial stages of establishing four new centers which are expected to be operational during the next two to six months. During the fourth quarter of fiscal year 1999, such centers were collecting plasma at an annualized rate of about 530,000 liters.

    As of May 1, 1998, the Biologics Division had seventeen plasma centers in operation and was collecting plasma at an annualized rate of about 285,000 liters.

    The Company collected approximately 423,000 liters of plasma during the fiscal year ended February 28, 1999 an increase of 96% from the 215,600 liters of plasma collected in the same 1998 period. The Company collected approximately 142,000 liters during the same 1997 period.

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

EMPLOYEES

    As of May 1, 1999, the Company employed 543 full time employees and 48 part time employees. The Biologics Division employed 476 full time and 45 part time employees. Each location in the Biologics Division has at least one nurse and/or nurse substitute and the balance are cross-trained as technicians, receptionists and phlebotomists. The Western States Plasma Division employed 18 full time employees and one part time employee. The Consolidated Technologies Division employed 49 full time employees and two part time employees. Corporate office consisted of seven full time employees as of May 1, 1999.

    The Company believes that the relations between the Company's management and its employees are good, although there can be no assurances that such relations will continue. The inability of the Company to attract or retain qualified personnel could have a material adverse effect on the Company.

ITEM 2. PROPERTIES

    The Company currently occupies thirty five locations with executive offices at 1925 Century Park East, Suite 1970, in Los Angeles; Western States Division in Oceanside, California; Consolidated Technologies Division in Austin, Texas; and thirty two plasma center locations in: Las Vegas, Nevada; Clarksville, Tennessee; Phoenix, Arizona; Ft. Smith, Arkansas; Clearfield, Utah; Raleigh, North Carolina; Pasco, Washington; Toledo, Ohio; Macon, Georgia; Savannah, Georgia; Reno, Nevada; South Bend, Indiana; Kalamazoo, Michigan; Boise, Idaho; Pocatello, Idaho; Salt Lake City, Utah; Amarillo, Texas; Beaumont, Texas; Longview, Texas; Houston, Texas (4); Casa Grande, Arizona; Pasadena Texas; Mesa, Arizona; Phoenix, Arizona; Baton Rouge, Louisiana; Port Arthur, Texas; Wilmington, Delaware; Lancaster, Pennsylvania; and Reading, Pennsylvania. The Company is also in the initial stages of establishing four new centers which are expected to be operational during the next two to six months. All of the Company's facilities are leased from unaffiliated parties under leases expiring through 2009 and comprising approximately 190,000 square feet. Most of these leases contain renewal options which permit the Company to renew the leases for periods of from two to five years at the then fair rental value. The Company believes that in the normal course of its business it will be able to renew or replace its existing leases. The Company believes that the space it occupies is adequate for its current operations.

    The Company's plasma collection centers range in size from approximately 2,950 to 7,500 square feet and generally are located in population centers of 60,000 to 1,000,000 people.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not Applicable.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) MARKET INFORMATION:

    The Company's Common Stock is quoted on AMEX and is traded under the symbol "SRK". The Company stock began initial trading on the Bulletin Board in May 1996. On March 25, 1998 the Company's Common Stock began trading on the American Stock Exchange (AMEX). The following table sets forth the range of bid prices for the Common Stock during the periods indicated, and represents inter-dealer prices, without retail mark-up, mark-down or commission to the broker-dealer, and may not represent actual transactions. The information summarized in the following table has been derived from the NASD's Monthly Statistical Report.

                                                                                                          HIGH          LOW
                                                                                                          -----         ---
For the period March 1, 1997 through May 31, 1997....................................................       3 1/4            2
For the period June 1, 1997 through August 31, 1997..................................................       5 1/8        1 7/8
For the period September 1, 1997 through November 30, 1997...........................................      6 7/16        2 1/2
For the period December 1, 1997 through February 28, 1998............................................      7 5/16       6 1/16

For the period March 1, 1998 through May 31, 1998....................................................       8 7/8        6 1/4
For the period June 1, 1998 through August 31, 1998..................................................       7 7/8        4 7/8
For the period September 1, 1998 through November 30, 1998...........................................       5 3/4            4
For the period December 1, 1998 through February 28, 1999............................................       6 5/8        4 1/4

(B) HOLDERS:

                                                                                             APPROXIMATE NUMBER OF
                                                                                              RECORD HOLDERS (AS
TITLE OF CLASS                                                                                OF APRIL 30, 1999)
------------------------------------------------------------------------------------------  -----------------------
Common Stock, $.001 par value.............................................................             400(1)

------------------------

(1) Certain of the Company's shareholders hold shares under "street name" and are not identified individually. Accordingly, the Company estimates that it has a total of approximately 500 beneficial shareholders.

(C) DIVIDENDS:

    The Company has never paid cash dividends on its Common Stock. Pursuant to the terms and conditions of the $16 million subordinated debenture and the $17 million senior credit facility, the Company may not declare or pay dividends, except that SeraCare, Inc. may issue warrants, options, stock, rights or any other form of equity security as a dividend. The declaration and payment of dividends in the form of equity securities by the Company's board of directors will depend, among other factors, on earnings as well as the operating and financial condition of the Company. At the present time, the Company does not expect to declare or issue any dividends within the foreseeable future.

(D) In December 1998, the Company sold 22,500 shares of Series C Preferred Stock and issued warrants to purchase 281,500 shares of common stock at $4.50 per share for $2,250,000. The shares are convertible into 500,000 shares of common stock. In conjunction with this private placement, the Company paid $135,000 and issued 25,000 shares of common stock as a placement fee.

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

                             RESULTS OF OPERATIONS

      FISCAL YEAR ENDING FEBRUARY 28, 1999 AS COMPARED TO FISCAL YEAR 1998

REVENUE

    Revenue increased by $37,287,237 to $49,698,207, an increase of three hundred percent. The primary factors reflected in those results were: the acquisition of the Western States Plasma Division and the Consolidated Technologies Division effective January 1, 1998, which added $9.6 million and $5.6 million respectively to revenue during the period and the increased revenue from plasma collections which added $22.1 million to revenue. The Company collected about 423,000 liters of plasma during the year ended February 28, 1999 compared to about 215,000 for the comparable prior period or an increase of ninety eight percent. The increased volumes were the result of: the acquisition of twelve mature centers during the current year; the acquisitions of the five operating plasma collection centers from American Plasma Management, Inc. in November 1997; and, the revenue generated by the FDA approval of newly established centers in Macon and Raleigh. The newly established center in Pasco was operating under a Reference Number from the FDA during 1998 and was thus not allowed to sell or ship plasma during the period, although they were collecting plasma during the period.

GROSS PROFIT

    Gross profit increased by $8.9 million or 546 percent in 1999 to $10,569,814 primarily due to the acquisitions of the Western States Plasma Division and the Consolidated Technologies Division effective January 1, 1998 which contributed $3,769,000 and $3,928,000, respectively. Also contributing to the increase in gross margin was the Biologics Division which contributed $2,873,000 to gross margin as a result of an increase in revenue which was mostly offset by increased operating costs. As a result of the aforementioned, the gross profit percentage increased from 13.2% in fiscal 1998 to 21.3% in fiscal 1999.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and Administrative expenses for 1999 were higher by $2,700,864 or 182 percent. This increase was primarily due to the acquisition of the Western States Plasma Division and Consolidated Technologies Division effective January 1, 1998; higher legal and professional fees; increased travel expenses; increased salary and related benefits expenses; and, higher general insurance costs.

INTEREST EXPENSE/NON-CASH INTEREST EXPENSE

    Combined interest including non-cash interest expense increased by $3,761,197 in fiscal 1999 as a result of the increased debt during the year, including: the senior debt facility which was initially established at $10.0 million in April 1998 and was subsequently increased to $17.0 million in December 1998; the $16 million in subordinated debentures issued February 1998; various bridge loans in conjunction with acquisitions; and the $600,000 note associated with the purchase of the five operating plasma collection centers on November 29, 1997. The non-cash interest for the current year consists of the amortization of the deferred bond offering costs related to the issuance of the $16 million subordinated debentures.

OTHER ITEMS

    Other income for the current year includes $534,000 from the sale of certain properties during the year. Other income for the prior year includes $801,215 from a one-time non-operating gain realized from the sale of salvage plasma material.

INCOME TAXES

    No federal taxes were paid or accrued during the year due to the availability of various loss carryforwards and deferred tax credits. The taxes reflected are for the various state income taxes paid.

NET INCOME

    As a result of the above, there was a net income for the year ended February 28, 1999 of $2,705,002 compared to $453,853 in 1998.

                        LIQUIDITY AND CAPITAL RESOURCES

    As of February 28, 1999, the Company's current assets exceeded current liabilities by, $9,723,584 compared to $9,444,126 on the year earlier date. The use of cash during the year was consistent with the Company's strategic plan for strong growth and the Company feels that progress has been made during the period. With a continuation of a strategic focus on growth, the short-term impact on the Company's earnings and cash flow has been to defer profitability and positive cash flows. The Company believes, however, that the acquisitions of American Plasma, Inc., Western States Group, Inc., the operating assets of Consolidated Technologies, Inc., the November 1997 acquisition of centers located in: Salt Lake City, Utah; Reno, Nevada; Kalamazoo, Michigan; South Bend, Indiana; and Boise, Idaho; and the continuing ramp-up of the newly established centers located in: Pasco, Washington; Toledo, Ohio; Raleigh, North Carolina; Macon, Georgia; Clearfield, Utah; Pocatello, Idaho; Savannah, Georgia; Wilmington, Delaware; Port Arthur, Texas; Lancaster, Pennsylvania; and, Reading, Pennsylvania represent substantial progress toward becoming a major supplier of plasma and plasma products to the diagnostic and therapeutic industry. The Company believes that industry wide, plasma pricing and plasma products demand will continue to strengthen in future periods as a result of the evolving shortage of plasma and the continued expansion of the uses and demand for plasma based products. In the Biologics Division, the Company opened new centers on April 1, 1997, May 1, 1997, September 23, 1997, March 1, 1998, June 1998,
September 1998, January 1999 and March 1999 and is planning four additional openings within the next six months. In addition, the Company acquired five (5) operating plasma centers in November 1997and eleven operating plasma centers in July 1998. As a result of this expansion, the Company's current annualized rate for collections is 530,000 liters of plasma compared to 285,000 a year ago. New plasma contracts with Grupo Grifols and Alpha Therapeutic have combined with more favorable pricing on softgoods and testing to generate improved profit margins. Partially offsetting those benefits, has been the establishment of a 60 day hold on plasma shipments to Spain and a slower than expected process of receiving final FDA license approval for the newly opened centers. The Company continues to believe that demand for plasma and plasma products will continue to accelerate through calendar 1999 and 2000 and has accordingly established itself in a strong growth posture in order to be able to benefit from the strong increased demand. The Company believes that recent occurrences in the plasma industry such as the "Mad Cow" disease in Great Britain and the destruction of over 300,000 liters of plasma by domestic fractionators due to quality control issues have added significantly to the expected shortage of supply. With this background, the Company continues to focus on growth in the volume of plasma collected in order to capitalize on the anticipated market conditions. The Company continues to benefit from the acquisitions of the Western States Division which has provided worldwide marketing of plasma and plasma products in both the therapeutic and diagnostic segments of the blood products industry and the acquisition of the Consolidated Technologies Division which has expanded both its' product line and customer base with corresponding increases in its profit contribution. The plasma collection center startups and acquisitions during the past two years are reflective of the Company's commitment to growth. Meanwhile, the Company's projected capital requirements for the coming year include the establishment of and/or acquisition of more plasma centers in addition to continuing the expansion of both the Consolidated Technologies Division and the Western States Division.

    Net cash used in operating activities during the fiscal year ended February 28, 1999 was $7,184,767 compared to $5,103,631 during the same prior year period. This was due primarily to the increases in accounts receivable and inventory partially offset by the increases in accrued expenses attributable to the acquisitions of American Plasma, Inc., Western States Plasma Group, Inc., Consolidated Technologies and the five plasma centers from American Plasma Management, Inc. et al. Also contributing was an increase in inventory and accounts receivable resulting from the terms of certain sales agreements and an increase in inventory due to the Applicant Donor program initiated by ABRA and effective July 1, 1998.

    Cash flows used in investing activities for the fiscal year ending February 28, 1999 was $12,752,787 compared to $12,871,130 for the comparable prior year period. This increase resulted primarily from the acquisition of American Plasma, Inc. and capital requirements of the newly established plasma collection centers in Raleigh, Macon, Pasco, Toledo, Pocatello, Wilmington, Savannah, Port Arthur, Lancaster and Reading.

    Cash flow provided by financing activities was $15,283,256 for the current year period compared to $22,928,208 for the comparable prior period. The prior year amount was primarily the result of the issuance of $16 million in subordinated debentures in February 1998. The current year amount is primarily the result of the senior debt financing obtained initially from Brown Brothers Harriman & Co. in April 1998 and the replacement senior debt financing with Brown Brothers Harriman & Co. and State Street Bank which was obtained in September 1998. The proceeds from the expanded senior debt was used primarily for the acquisition of American Plasma, Inc. and to repay certain bridge loans which were made to the Company in conjunction with such acquisition. Also contributing was a private placement of Preferred Stock Series A in December 1998 and various bridge loans which were made during the year, most of which were repaid during the year and which were used in part to finance acquisitions and partially to provide working capital for the newly acquired and start-up operations.

    The senior debt agreement contains various covenants. The Company was in violation of a covenant and obtained a waiver of the violation subsequent to year end.

    The Company had net operating loss carry-forwards of approximately $4.4 million as of February 28, 1999, which will expire in various amounts through the year 2018. Certain of these loss carry-forwards have resulted in a deferred tax asset of approximately $1.7 million. Based upon historical operating results, management has determined it cannot conclude it is more likely than not that the deferred tax is realizable. Accordingly, a 100% valuation reserve allowance has been provided against the deferred tax asset.

    As a result of the Company's strategic upgrading of its customer base, management believes that internally generated cash flow and the existing $17 million restructured senior credit facility may not be sufficient to meet the Company's working capital requirements for fiscal 2000. As of February 28, 1999, the Company had $1.2 million available under the current senior credit facility. The Company is in the process of expanding the senior debt with the current lenders to provide an additional $3.0 to $5.0 million in availability. With the additional availability to be provided by the expanded line, Management believes a combination of internal cash flow and the expanded senior debt facility will be sufficient to meet the Company's working capital requirements. However, any significant expansion or acquisition may need to be funded by a combination of internally generated cash flows, short-term bridge financing, private placements, and/or a possible public offering. In addition, the Company is continuing to evaluate various alternatives for restructuring its current debt position. See Note 6 for future payments of long-term debt.

SUBSEQUENT EVENT

    The Company has reached a verbal agreement with NABI to cancel the supply contracts on the Clearfield, Raleigh, Macon, Toledo and Pasco centers effective April 30, 1999. This cancellation is by mutual agreement with both parties believing that they will benefit from the agreement. Under terms of the agreement, the Company will repay monies advanced on production from Pasco and Toledo and purchase approximately 48,000 liters of plasma from the NABI inventory.

NEW ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," ("SFAS 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general--purpose financial statements. The Company adopted SFAS 130 for the year ending 2-28-1999. Such adoption did not have any material effect on its financial position or results of operations, but has resulted in additional disclosures as required by the Statement.

    Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company adopted SFAS 131 for the year ending 2-28-1999. Such adoption did not have any material effect on its financial position or results of operations.

    Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," (SOP 98-5) issued by the American Institute of Certified Public Accountants is effective for financial statements beginning after December 15, 1998. SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred. Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer (excluding ongoing customer acquisition costs, such as policy acquisition costs and loan origination costs) or beneficiary, initiating a new process in an existing facility, or commencing some new operation. The Company anticipates adoption of SOP 98-5 for the fiscal year beginning March 1, 1999. The adoption of SOP 98-5 will result in a "one time charge" cumulative effect of a change in accounting principle of about $483,000 tax effected at the statutory rate. To the extent that the Company establishes new startup centers, the inability to defer startup costs will result in a decrease in its results of operations. The adoption of SOP 98-5 may also have a negative impact on the Company's strategic plan for expansion because of the inability to match the costs of establishing a new center with the revenue derived from such center even when all production from the center has been contractually committed. The Company is currently evaluating alternative strategies for achieving our growth objectives.

INFLATION

    Management believes that inflation generally causes an increase in sales prices with an offsetting unfavorable effect on the cost of products sold and other operating expenses. Accordingly, with the possible impact on interest rates, management believes that inflation will have no significant effect on the Company's results of operations or financial condition.

YEAR 2000

    The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in other normal business activities. The Company has invested in the latest hardware and software and has been informed by the seller's that the programs are year 2000 compliant. Accordingly management believes the Company has addressed compliance with year 2000 standards. However, there can be no assurances that there will be no disruptions from the year 2000 issue in the event its customers or vendors are not compliant.

ITEM 7. FINANCIAL STATEMENTS.

    All financial statements required to be filed herewith are attached hereto following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

    The Company is headquartered in Los Angeles, California and operates with a corporate office staff of seven people.

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

                                                                                                             DIRECTOR
NAME                              AGE                                POSITION                                 SINCE
----------------------------      ---      ------------------------------------------------------------  ----------------
Barry D. Plost..............          53   Chairman of the Board, President and CEO                                  1996
Jerry L. Burdick............          59   Executive Vice President, Chief Financial Officer, Secretary              1995
                                             and a Director
Sam Anderson................          62   Director                                                                  1996
Ezzat Jallad................          36   Director                                                                  1996
Nelson Teng.................          52   Director                                                                  1997
Robert J. Cresci............          55   Director                                                        April 15, 1998
Michael F. Crowley..........          55   Director                                                        April 15, 1998
William J. Cone.............          48   Director                                                        April 15, 1998

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

    JERRY L. BURDICK was appointed Executive Vice President, Chief Financial Officer, Secretary and a Director effective December 1, 1995. From August 1993 through November 1995, Mr. Burdick was a consultant to SeraCare, Inc. in the areas of financing, internal controls, profitability analysis, financial reporting and strategic planning. He also was acting controller and Chief Financial Officer during the period. Mr. Burdick previously operated his own consulting practice from March 1988 through August 1993. Mr. Burdick is a Certified Public Accountant in the State of California.

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

    EZZAT JALLAD was elected a Director effective October 28, 1996. Mr. Jallad has been Chairman and President of Softpoint, Inc., which develops and markets point of sale software and hardware for the fast food and retail markets since June 1995. Previously, he was Executive Vice President of FCIM Corporation, a financial consulting firm, from April 1988 to May 1995.

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

    Effective April 15, 1998, the Board of Directors consists of eight directors: Barry D. Plost, Chairman, President and Chief Executive Officer; Jerry L. Burdick, Executive Vice President, Chief Financial Officer and Secretary; Michael F. Crowley, Sr., President of the Western States Plasma Division; William J. Cone, President of the Consolidated Technologies Division; Sam Anderson, outside Director; Robert J. Cresci, outside Director; Ezzat Jallad, outside Director; and Dr. Nelson Teng, outside Director.

ITEM 10. EXECUTIVE COMPENSATION

    The Company has key man insurance on Barry D. Plost, Michael F. Crowley, Sr., and William J. Cone. SAM ANDERSON, an outside Director, has a consulting agreement with the Company which runs through March 31, 2002 at $50,000 per year plus fully vested options to purchase 30,000 shares of the Company's common stock at $1.50 per share which expire in five years. Mr. Anderson also was granted fully vested, five year options to purchase 20,000 shares of the Company's common stock at $1.00 per share in conjunction with a $100,000 bridge loan Mr. Anderson made to the Company on July 2, 1996 and on August 27,1997 was granted fully vested five year options to purchase 100,000 shares at $2.25, and on December 31, 1998 was granted fully vested five year options to purchase 15,000 shares at $4.25. DR. NELSON TENG was granted fully vested, five year options to purchase 50,000 shares of the Company's common stock at $1.50 per share in January 1997. He was also granted fully vested, five year options to purchase 15,000 shares at $2.25 on August 27, 1997 and fully vested, five year options to purchase 15,000 shares at $4.25 on December 28, 1998. EZZAT JALLAD was granted fully vested five-year options to purchase 15,000 shares at $2.25 on August 27, 1997 and fully vested five-year options to purchase 15,000 shares at

$4.25 on December 28, 1998. ROBERT CRESCI was granted fully vested five-year options to purchase 15,000 shares at $4.25 on December 28, 1998.

    The following table sets forth the cash compensation and other consideration paid by the Company to its executive officers whose cash compensation exceeded $100,000.

                                                         PAID        PAID        PAID
                                                        FISCAL      FISCAL      FISCAL
NAME AND PRINCIPAL POSITION                              1999        1998        1997      OPTIONS      OTHER
----------------------------------------------------  ----------  ----------  ----------  ----------  ---------
(8)Barry D. Plost, President, Chairman and CEO......  $  225,000  $  172,115  $  124,167     156,147(1)    (7)(6)
                                                                                             150,000(2)
                                                                                             100,000(3)
                                                                                             130,000(4)
                                                                                           1,058,500(5)
(9)Jerry L. Burdick, Executive V. P., Secretary and
  CFO...............................................  $  140,000 11) $  125,000 $   83,749     99,110 10)    (7)(6)

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

(10) Of these, 42,110 are fully vested five year options granted on February 6, 1996 at a price of $1.25; 25,000 are fully vested five year options granted on April 10, 1997 at a price of $2.00; and 32,000 are fully vested five year options granted on December 28, 1998 at a price of $4.25.

(11) Excludes auto allowance of $10,000.

AGGREGATE OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                                         NUMBER OF SHARES     VALUE OF
                                                                                            UNDERLYING      UNEXERCISED
                                                                                            UNEXERCISED     IN-THE-MONEY
                                                         SHARES ACQUIRED       VALUE        OPTIONS AT       OPTIONS AT
NAME AND PRINCIPAL POSITION                                ON EXERCISE       REALIZED       YEAR-END(1)       YEAR(1)
-----------------------------------------------------  -------------------  -----------  -----------------  ------------
Barry D. Plost, President, Chairman and                            NA               NA           56,147      $  259,680
  CEO................................................                                           100,000      $  287,500
                                                                                                150,000      $  581,250
                                                                                                100,000      $  487,500
                                                                                                130,000      $  633,750
                                                                                                858,500      $3,210,688
Jerry L. Burdick, Executive V. P., Secretary and                   NA               NA           99,110      $  343,634
  CFO................................................

------------------------

(1) As of February 28, 1999, there were no options which were unexercisable.

OPTIONS/SAR GRANTS LAST FISCAL YEAR

    During the current year Mr. Jerry L. Burdick was granted 32,000 fully vested five year options on December 28, 1998 at a price of $4.25 which represented 52% of the individual grants to employees during the year. During the preceding year, Mr. Barry D. Plost, the President and CEO, was granted fully vested five-year options to purchase shares at $3.00 on August 27, 1997 which represented 80% of the individual grants during the year and Mr. Jerry L. Burdick was granted fully vested five year options to purchase 25,000 shares at a price of $2.00 on April 10, 1997, which represented 20% of the individual grants during the year.

                             EMPLOYMENT AGREEMENTS

    The Company had employment agreements with each of the executive officers of the Company, consisting of: Mr. Barry D. Plost, Chairman, President and Chief Executive Officer; and Mr. Jerry L. Burdick, Executive Vice President, Chief Financial Officer and Secretary. The employment agreements with both Mr. Plost and Mr. Burdick were effective on February 6, 1996 and had terms expiring on February 5, 1999. On January 27, 1999, the Board of Directors extended the contract of Mr. Plost was extended three years to February 5, 2002. Mr. Plost is currently receiving a base salary of $250,000. The Board of Directors also extended the contract of Mr. Burdick for one year to February 5, 2000. Mr. Burdick is currently receiving a base salary of $140,000. Both Mr. Plost and Mr. Burdick are eligible to participate in the management incentive bonus plan if the Company achieves certain performance objectives.

    Discretionary compensation awards for executives, including stock options are made solely by the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN
       SECURITYHOLDERS

    The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's common shares at February 28, 1998 of each present director, all officers, all officers and directors as a group and each beneficial owner of more than 5% of the Company's common stock.

                                                                                                            PRESENTLY
                                                                                     % OF        COMMON     EXERCISABLE
INDIVIDUAL / GROUP                                                                   CLASS       SHARES      OPTIONS
--------------------------------------------------------------------------------     -----     -----------  ----------
Barry D. Plost, President & Chairman............................................        19.8%      393,034   1,394,647
Jerry L. Burdick, Exe VP, CFO & Dir.............................................         2.2%       72,647      99,110
Nelson Teng, Director...........................................................         5.1%      315,000      80,000
Samual Anderson, Director.......................................................         4.6%      191,932     165,000
Ezzat Jallad, Director..........................................................         0.7%       25,000      30,000
Robert Cresci...................................................................         0.2%                   15,000
All Officers and Directors......................................................        35.3%      998,863   1,783,757
Other beneficial owners:
    Brad Gaspard................................................................         5.8%      441,582
    Pecks Management Partners, Ltd..............................................        21.6%           --   2,100,572
    Consolidated Technologies, Inc..............................................         5.7%      436,364

    Of the issued and outstanding shares as of May 1, 1998, no person or entity owns or controls 10% or more of the company's common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

BRIDGE LOANS TO THE COMPANY FROM RELATED PARTIES.

    In September 1998, the Company entered into an agreement with a related party, approved by the Board of Directors, which provided for a bridge loan of $1,250,000. Interest was payable monthly at eleven and one-half percent per annum. In December 1998, the bridge loan was repaid in full and the company issued 193,750 five-year warrants to purchase shares at $4.50 in accordance with the terms of such bridge loan.

    In January 1998, the Company entered into agreements with related parties, approved by the Board of Directors, which provided for bridge loans totaling $599,000. The related parties consisted of: Sam Anderson, a director who loaned $133,000; Dr. Nelson Teng, a director who loaned $130,000; Chang Ming

Teng, father of Dr. Nelson Teng who loaned $50,000; Ezzat Jallad, a director who loaned $50,000; Stranco Investments Ltd, an investment fund managed by Ezzat Jallad a director which loaned $200,000; and Peggy Burdick, wife of Jerry Burdick an officer and director who loaned $36,000. Interest was payable monthly at ten percent per annum. In connection with the 1998 bridge loans, the Company granted the holders warrants to purchase 599,000 shares of restricted common stock at an exercise price of $3.50, which approximated the fair market value of the shares on the date of grant. In February 1998, these warrants were exchanged for 299,500 shares of restricted common stock. Except for $80,000 to Nelson Teng and $43,000 to Samuel Anderson, the loans were repaid in May 1998.

    At various times during the year ended February 28, 1998, the Company entered into agreements with Mr. Barry Plost, the Company's president, which provided for loans totaling $1,125,000, which were all outstanding at February 28, 1998. These loans were due upon demand, and were secured by all the assets of the Company. The loans accrued interest at ten and twelve percent per annum. In connection with these loans, the Company granted options to its president to purchase 742,500 and 116,000 shares of restricted common stock at $2.00 and $3.00 per share, which was at the then fair market value, respectively. In addition, in conjunction with the January 1998 bridge, the Company's president made a bridge loan to the Company totaling $200,000. Terms of the bridge loan agreement were exactly the same as the terms other bridge loans made by related parties in January 1998 (see above). In February 1998 the warrants received in connection with the bridge loan were exchanged for 100,000 shares of restricted stock. In May 1998, the Company repaid $1.0 million of such loans and in July 1998 repaid an additional $250,000. In December 1998 in conjunction with the newly obtained senior debt facility with Brown Brothers & Harriman and State Street Bank, Mr. Plost signed a subordination agreement relating to $472,500, whereby Mr. Plost agreed to forego payment until all senior debt had been paid in full. As of February 28, 1999, $472,500 was outstanding.

SERIES A WARRANTS

    The Company issued 940,000 Series A Warrants in connection with the two private placements dated June 1, 1996 and October 1, 1996. Each warrant allows the holder to purchase one share of common stock of the Company at $2.75. The Series A Warrants were exercisable immediately and will terminate on the earlier of six years from the date of issuance or three years from the date of the initial effectiveness of an "Initial Registration Statement" under Securities Act of 1933. The Initial Registration Statement is required to register the shares issued in conjunction with both private placements and the common stock underlying Series A Warrants. The Series A Warrants provide for adjustments consisting of a reduction of the exercise price of each Series A Warrant by $.10 upon the 270th day following the October 23, 1996 and for each subsequent month thereafter until the Company effectuates such registration. Such reduction is subject to a floor of $1.50. The Warrants are redeemable by the Company at $.01 per share, upon thirty days notice, if the common stock is publicly traded and the average of the closing price per share of the common stock for each of the twenty consecutive trading days immediately prior to the mailing of such notification and for each day thereafter until the redemption date shall have exceeded 133.3% of the then existing exercise price. No call for redemption can be made unless the Company has an effective registration statement on file relating to the common stock issued in conjunction with the private placements and the common stock underlying Series A Warrants. During the year ended February 28, 1998, the Company offered the holders of these warrants a cashless exchange of one share of stock for two warrants. Holders of 615,000 warrants (230,000 of which were held by officers and directors of the Company), elected to receive 307,500 shares of restricted common stock (115,000 were received by officers and directors of the Company). As of February 28, 1998, 325,000 warrants remained outstanding. In July 1998, the holders of the remaining 325,000 Series A Warrants exercised their option and acquired 325,000 shares of the Company's common stock.

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)(1) THE FOLLOWING FINANCIAL STATEMENTS ARE BEING FILED AS PART OF THIS
  REPORT:

    SERACARE, INC. AND SUBSIDIARIES

    Report of Independent Certified Public Accountants--
    BDO Seidman, LLP
    Consolidated Statements of Income    --Year ended February 28, 1999

                                         --Year ended February 28, 1998

    Consolidated Balance Sheets--February 28, 1999 and February 28, 1998

    Consolidated Statements of Stockholders Equity--Year ended February 28, 1999

                                                  --Year ended February 28, 1998

    Consolidated Statements of Cash Flows--Year ended February 28, 1999
                                    --Year ended February 28, 1998

    Summary of Accounting Policies
    Notes to Consolidated Financial Statements

(A)(2) THE FOLLOWING EXHIBIT WAS FILED AS A PART OF THIS REPORT AND WILL BE PROVIDED UPON REQUEST.

     23.1  Consent of Independent Certified Public Accountants

(A)(3) THE FOLLOWING EXHIBITS HAVE BEEN PREVIOUSLY FILED WITH THE COMMISSION AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE THERETO.

       INDEX OF DOCUMENTS PREVIOUSLY FILED AS PART OF REGISTRATION STATEMENT ON FORM 10SB FILED WITH THE COMMISSION ON NOVEMBER 21, 1996:

 EXHIBIT
 NUMBER                                            DESCRIPTION OF DOCUMENT
---------  -------------------------------------------------------------------------------------------------------

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

  4.9      Revolving Term Note between Brown Brothers Harriman & Co and SeraCare, Inc. dated April 24, 1998.

  4.10     Revolving Loan and Security Agreement between Brown Brothers Harriman & Co and SeraCare, Inc. dated
           April 24, 1998.

  4.11     Subordination Agreement between Brown Brothers Harriman & Co and SeraCare, Inc. dated April 24, 1998.

  4.12     Borrowing and Agency Agreement between Brown Brothers Harriman & Co and SeraCare, Inc. dated April 24,
           1998.

 EXHIBIT
 NUMBER                                            DESCRIPTION OF DOCUMENT
---------  -------------------------------------------------------------------------------------------------------
  4.13     Cross-Guaranty Agreement between Brown Brothers Harriman & Co and SeraCare, Inc. dated April 24, 1998.

  4.14     Warrant To Purchase Common Stock of SeraCare, Inc. issued to Brown Brothers Harriman & Co. dated April
           24, 1998.

  6.1      Employment Agreement dated February 5, 1996 between the Company and Barry D. Plost.

  6.2      Employment Agreement dated November 14, 1995 between the Company and Jerry L. Burdick.

  6.3      Employment Agreement dated November 14, 1995 between the Company and Brian Olson.

  6.4      Employment Agreement dated September 3, 1996 between the Company and Brad Rabe.

  6.5      Consulting Agreement dated July 2, 1996 between the Company and Samuel Anderson.

  6.6      Bridge Note Agreement dated July 2, 1996 between the Company and Barry D. Plost.

  6.7      Bridge Note Agreement dated July 17, 1996 between the Company and Barry D. Plost.

  6.8      Bridge Note Agreement dated July 2, 1996 between the Company and Samuel Anderson.

  6.9      Asset Purchase Agreement dated September 3, 1996 between the Company and Brad Rabe.

  6.10     Asset Exchange Agreement dated July 2, 1996 between the Company and Silver State Plasma Products, Inc.

  6.10(a)  Note payable dated July 2, 1996 between the Company and Silver State Plasma Products, Inc.

  6.11     Amended and Restated Loan Agreement between the Company and CVD Financial Corporation.

  6.11(a)  Note payable dated February 6, 1996 between the Company and CVD Financial Corporation.

  6.12     Contract for Exchange of Corporate Stock date July 9, 1996 between the Company and Mr. Burt H. McGhee.

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

 10.1      Subsidiaries of Registrant.

(B) REPORTS ON FORM 8-K

    None

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

                                                SERACARE, INC.
                                                 (Registrant)

                                By:              /s/ BARRY D. PLOST
                                     -----------------------------------------
Dated May 26, 1999                        Barry D. Plost, President & CEO

                                By:             /s/ JERRY L. BURDICK
                                     -----------------------------------------
                                                  Jerry L. Burdick
                                      Principal Accounting and Finance Officer

    In accordance with Section 12 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

          SIGNATURES                      TITLE                    DATE
------------------------------  --------------------------  -------------------

      /s/ BARRY D. PLOST
------------------------------  Chairman of the Board and      May 26, 1999
        Barry D. Plost            CEO

     /s/ JERRY L. BURDICK
------------------------------  Executive Vice President       May 26, 1999
       Jerry L. Burdick           and CFO

     /s/ SAMUEL ANDERSON
------------------------------  Director                       May 26, 1999
       Samuel Anderson

     /s/ ROBERT J. CRESCI
------------------------------  Director                       May 26, 1999
       Robert J. Cresci

       /s/ EZZAT JALLAD
------------------------------  Director                       May 26, 1999
         Ezzat Jallad

     /s/ DR. NELSON TENG
------------------------------  Director                       May 26, 1999
       Dr. Nelson Teng

 /s/ MICHAEL F. CROWLEY, SR.
------------------------------  Director                       May 26, 1999
   Michael F. Crowley, Sr.

     /s/ WILLIAM J. CONE
------------------------------  Director                       May 26, 1999
       William J. Cone

                        SERACARE, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS...................................  F-2

CONSOLIDATED FINANCIAL STATEMENTS

    Statements of Income.............................................................  F-3

    Balance Sheets...................................................................  F-4

    Statements of Stockholders' Equity...............................................  F-5

    Statements of Cash Flows.........................................................  F-6

    Summary of Accounting Policies...................................................  F-8

    Notes to Consolidated Financial Statements.......................................  F-13

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
SeraCare, Inc.

    We have audited the accompanying consolidated balance sheets of SeraCare, Inc. and subsidiaries as of February 28, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SeraCare, Inc. and subsidiaries as of February 28, 1999 and 1998 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                          BDO Seidman, LLP

Los Angeles, California
May 18, 1999

                        SERACARE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                      YEAR ENDED     YEAR ENDED
                                                                                     FEBRUARY 28,   FEBRUARY 28,
                                                                                         1999           1998
                                                                                     -------------  -------------
Revenue
  Net sales (Notes 13 and 14)......................................................  $  49,010,389  $  12,291,396
  Income from joint venture........................................................        687,818        119,574
                                                                                     -------------  -------------
      Total Revenue................................................................     49,698,207     12,410,970
Cost of sales......................................................................     39,128,393     10,774,398
                                                                                     -------------  -------------
  Gross profit.....................................................................     10,569,814      1,636,572
General and administrative expenses................................................      4,180,160      1,479,296
                                                                                     -------------  -------------
  Operating income.................................................................      6,389,654        157,276
Interest expense...................................................................     (2,907,145)      (458,719)
Non-cash interest expense (Note 6).................................................     (1,387,157)       (74,386)
Other income, net (Note 15)........................................................        626,664        854,682
                                                                                     -------------  -------------
  Income before income taxes.......................................................      2,722,016        478,853
Income taxes (Note 11).............................................................         17,014         25,000
                                                                                     -------------  -------------
  Net income.......................................................................  $   2,705,002  $     453,853
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Earnings per common share (Note 16)
  Basic............................................................................  $        0.37  $        0.09
                                                                                     -------------  -------------
                                                                                     -------------  -------------
  Diluted..........................................................................  $        0.24  $        0.08
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Weighted average shares outstanding (Note 16)
  Basic............................................................................      7,365,212      4,818,313
                                                                                     -------------  -------------
                                                                                     -------------  -------------
  Diluted..........................................................................     11,103,186      5,706,405
                                                                                     -------------  -------------
                                                                                     -------------  -------------

          See accompanying summary of accounting policies and notes to consolidated financial statements.

                        SERACARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                         AS OF          AS OF
                                                                                     FEBRUARY 28,   FEBRUARY 28,
                                                                                         1999           1998
                                                                                     -------------  -------------
ASSETS (NOTES 3, 4 AND 5)
CURRENT ASSETS
  Cash and cash equivalents........................................................  $     843,226  $   5,497,524
  Accounts receivable (Note 14)....................................................     13,619,739      4,612,968
  Inventory........................................................................     10,659,226      7,644,601
  Prepaid expenses and other current assets........................................        580,883        243,785
                                                                                     -------------  -------------
    Total Current Assets...........................................................     25,703,074     17,998,878
                                                                                     -------------  -------------
PROPERTY AND EQUIPMENT--NET (NOTE 2)...............................................      4,632,159      2,780,850
FDA licenses, less accumulated amortization of $145,716 and $57,351................      7,836,942      2,759,999
Donor base and records, less accumulated amortization of $173,834 and $61,149......      4,376,488      1,688,762
Reorganization value in excess of amounts allocated to identifiable assets, less
  accumulated amortization of $117,203 and $78,635.................................        654,250        692,818
Goodwill, less accumulated amortization of $770,946 and $84,292....................     11,798,511      9,748,357
Deferred bond offering cost, less accumulated amortization of $1,234,954 and
  $49,349 (Note 6).................................................................      7,091,952      8,241,225
Other assets, including start-up costs of $791,185 and $739,171....................      2,482,886      1,318,483
                                                                                     -------------  -------------
Total Assets.......................................................................  $  64,576,262  $  45,229,372
                                                                                     -------------  -------------
                                                                                     -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses............................................      2,535,050      2,495,588
  Accrued payroll and related expenses.............................................        366,475        230,474
  Accrued expenses.................................................................      2,219,957      1,266,854
  Deferred income..................................................................        397,353      1,131,178
  Line of credit...................................................................      8,840,000
  Bridge loans from related parties (Note 4).......................................        123,000      2,121,500
  Notes payable (Note 5)...........................................................        297,746      1,296,947
  Current portion of long-term debt (Notes 3 and 6)................................      1,199,909         12,211
                                                                                     -------------  -------------
  Total Current Liabilities........................................................     15,979,490      8,554,752
                                                                                     -------------  -------------
LONG-TERM DEBT (NOTES 4, 5 AND 6)..................................................     22,895,014     16,196,670

Series A redeemable preferred stock, $.001 par value, 25,000,000 shares authorized;
  400 shares and 1600 shares issued and outstanding................................         60,107        231,130
Commitments (Note 12)
STOCKHOLDERS' EQUITY
  Series B convertible preferred stock, $.001 par value, 15,000 shares authorized
    and outstanding. Liquidation value $100 per share..............................             15             15
  Series C convertible preferred stock, $.001 par value, 22,500 shares authorized
    and outstanding. Liquidation value $100 per share, 10% cumulative dividend.....             22
  Common stock, $.001 par value, 25,000,000 shares authorized, 7,644,418 and
    7,210,585 issued and outstanding...............................................          7,644          7,210
  Additional paid-in capital.......................................................     22,982,605     20,293,232
  Retained earnings (deficit)......................................................      2,651,365        (53,637)
                                                                                     -------------  -------------
Total stockholders' equity.........................................................     25,641,651     20,246,820
                                                                                     -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................................  $  64,576,262  $  45,229,372
                                                                                     -------------  -------------
                                                                                     -------------  -------------

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                        SERACARE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             PREFERRED STOCK
                                                            --------------------------------------------------
                                                                                                                 COMMON
                                                                    SERIES B                  SERIES C            STOCK
                                                            ------------------------  ------------------------  ---------
                                                              SHARES       AMOUNT       SHARES       AMOUNT      SHARES
                                                            -----------  -----------  -----------  -----------  ---------
BALANCE, MARCH 1, 1997....................................          --    $      --           --    $      --   4,149,387
Common stock issued for (Note 7):
  Private placement, net of costs of $204,811.............          --           --           --           --   1,136,396
  Conversion of debt......................................          --           --           --           --     487,813
  Services................................................          --           --           --           --      30,000
  Acquisition of Western States subsidiary (Note 1).......          --           --           --           --     125,000
  Acquisition of assets of CTI (Note 1)...................          --           --           --           --     436,364
  Cashless exchange of warrants...........................          --           --           --           --     840,500
  Acquisition of plasma centers...........................          --           --           --           --       5,125
Compensation expense related to non-employee stock
  options.................................................          --           --           --           --          --
Issuance of options in conjunction with the original issue
  discount associated with the bridge loans...............          --           --           --           --          --
Warrants issued in conjunction with subordinated bonds....          --           --           --           --          --
Issuance of Series B Convertible Preferred Stock, net of
  $7,500 of issuance costs, issued in a private
  placement...............................................      15,000           15           --           --          --
Net income for the year...................................          --           --           --           --          --
                                                            -----------         ---   -----------         ---   ---------
BALANCE, FEBRUARY 28,1998.................................      15,000           15           --           --   7,210,585

Common stock issued for (Note 7)
  Acquisition of plasma center............................          --           --           --           --      50,000
  Exercise of Series A warrants...........................          --           --           --           --     325,000
  Finders' fees on private placement......................          --           --           --           --      25,000
  Prior private placement, adjustment of shares...........          --           --           --           --      33,833
Issuance of Series C Convertible Preferred Stock, net of
  $135,000 of issuance costs, issued in a private
  placement...............................................          --           --       22,500           22          --
Warrants issued...........................................          --           --           --           --          --
Subsequent costs relating to private placement............          --           --           --           --          --
Net income for the year...................................          --           --           --           --          --
                                                            -----------         ---   -----------         ---   ---------
BALANCE, FEBRUARY 28,1999.................................      15,000    $      15       22,500    $      22   7,644,418
                                                            -----------         ---   -----------         ---   ---------
                                                            -----------         ---   -----------         ---   ---------


                                                                         ADDITIONAL  RETAINED
                                                                          PAID-IN    EARNINGS
                                                              AMOUNT      CAPITAL    (DEFICIT)    TOTAL
                                                            -----------  ----------  ---------  ----------
BALANCE, MARCH 1, 1997....................................   $   4,149   $4,182,954  ($507,490) $3,679,613
Common stock issued for (Note 7):
  Private placement, net of costs of $204,811.............       1,136    3,931,582         --   3,932,718
  Conversion of debt......................................         488      996,840         --     997,328
  Services................................................          30        9,970         --      10,000
  Acquisition of Western States subsidiary (Note 1).......         125      438,163         --     438,288
  Acquisition of assets of CTI (Note 1)...................         436    1,529,587         --   1,530,023
  Cashless exchange of warrants...........................         841         (841)        --          --
  Acquisition of plasma centers...........................           5        7,682         --       7,687
Compensation expense related to non-employee stock
  options.................................................          --      107,101         --     107,101
Issuance of options in conjunction with the original issue
  discount associated with the bridge loans...............          --      187,009         --     187,009
Warrants issued in conjunction with subordinated bonds....          --    7,410,700         --   7,410,700
Issuance of Series B Convertible Preferred Stock, net of
  $7,500 of issuance costs, issued in a private
  placement...............................................          --    1,492,485         --   1,492,500
Net income for the year...................................          --           --    453,853     453,853
                                                            -----------  ----------  ---------  ----------
BALANCE, FEBRUARY 28,1998.................................       7,210   20,293,232    (53,637) 20,246,820
Common stock issued for (Note 7)
  Acquisition of plasma center............................          50      149,177         --     149,227
  Exercise of Series A warrants...........................         325      487,175         --     487,500
  Finders' fees on private placement......................          25          (25)        --          --
  Prior private placement, adjustment of shares...........          34          (34)        --          --
Issuance of Series C Convertible Preferred Stock, net of
  $135,000 of issuance costs, issued in a private
  placement...............................................          --    2,114,978         --   2,115,000
Warrants issued...........................................          --       45,097         --      45,097
Subsequent costs relating to private placement............          --     (106,995)        --    (106,995)
Net income for the year...................................          --           --  2,705,002   2,705,002
                                                            -----------  ----------  ---------  ----------
BALANCE, FEBRUARY 28,1999.................................   $   7,644   $22,982,605 $2,651,365 $25,641,651
                                                            -----------  ----------  ---------  ----------
                                                            -----------  ----------  ---------  ----------

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                        SERACARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        FEBRUARY 28,  FEBRUARY 28,
                                                                                            1999          1998
                                                                                        ------------  ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities
  Net income..........................................................................   $2,705,002    $  453,853
  Adjustments to reconcile net income to cash provided by (used in) operating activities:
    Depreciation and amortization.....................................................    1,823,730       461,182
    Income from joint venture.........................................................     (687,818)     (119,574)
    Gain on sale of land and buildings................................................     (539,769)           --
    Non-cash interest expense.........................................................    1,387,157        74,386
    Non-cash general and administrative expense.......................................        3,215        10,700
    Issuance of common stock in exchange for services.................................           --        10,000
    (Increase) decrease from changes in:
      Accounts receivable.............................................................   (8,808,192)   (3,503,367)
      Inventory.......................................................................   (2,535,950)   (5,755,645)
      Prepaid expenses and other current assets.......................................     (224,820)     (108,466)
      Other assets....................................................................     (557,697)       45,515
      Accounts payable................................................................     (104,904)    1,340,823
      Accrued payroll and related expenses............................................      136,001        27,591
      Accrued expenses................................................................      953,103       828,193
      Deferred income.................................................................     (733,825)    1,131,178
                                                                                        ------------  ------------
Net cash used in operating activities                                                    (7,184,767)   (5,103,631)
                                                                                        ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment.................................................   (1,219,402)     (800,955)
  Cash paid to purchase subsidiaries, net of cash acquired............................   (9,062,667)   (3,555,662)
  Assets of CTI, American Plasma and Serologicals acquired for cash...................           --    (6,999,853)
  Cash acquired in Acquisition........................................................           --       250,000
  Distributions from unconsolidated subsidiary........................................      675,000            --
  Additions to FDA licenses...........................................................   (1,175,772)     (569,355)
  Additions to donor base and records.................................................     (947,720)     (435,903)
  Additions to other intangible assets................................................   (1,022,226)     (759,402)
                                                                                        ------------  ------------
Net cash used in investing activities.................................................  (12,752,787)  (12,871,130)
                                                                                        ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under line of credit.................................................    8,840,000            --
  Proceeds from notes payable.........................................................    2,000,000     1,946,947
  Repayments of notes payable.........................................................   (3,008,500)     (500,000)
  Proceeds from long-term debt, net of issuance costs.................................    7,000,000    15,120,125
  Repayments of long-term debt........................................................     (346,750)     (830,163)
  Proceeds from bridge loans from related parties.....................................    1,250,000     1,924,000
  Repayments of bride loans from related parties......................................   (2,776,000)           --
  Payments on redemption of preferred stock...........................................     (170,998)     (157,917)
  Net Proceeds from issuance of preferred and common shares...........................    2,495,504     5,425,216
                                                                                        ------------  ------------
Net cash provided by financing activities.............................................   15,283,256    22,928,208
                                                                                        ------------  ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS.............................................   (4,654,298)    4,953,447
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........................................    5,497,524       544,077
                                                                                        ------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD..............................................   $  843,226    $5,497,524
                                                                                        ------------  ------------
                                                                                        ------------  ------------

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                        SERACARE, INC. AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
(a) Cash paid for:
    Interest..........................................................  $2,517,113 $ 402,861
    State income taxes................................................  $  17,014  $  25,000

(b) Non-cash investing and financing activities

    During 1999 the Company entered agreements for the sale of four real estate properties for a combined selling price of $975,000. In conjunction with such sales, the acquiring company assumed a mortgage of $173,109 and SeraCare, Inc. retained a note receivable of $608,169.

    On October 31, 1998, the Company acquired a plasma collection center in exchange for 50,000 shares of common stock and 50,000 warrants which were valued at $149,227 for purposes of accounting for the transaction.

    Effective January 1, 1998, the Company acquired substantially all of the the operating assets of Consolidated Technologies and an affiliate in exchange for 436,364 shares of stock and $5,600,000 in cash (Note 1).

    Effective January 1, 1998, the Company acquired substantially all of the stock of Western States Group, Inc. for 125,000 shares of common stock and $4,033,204 in cash (Note 1).

    On November 29, 1997, the Company acquired substantially all of the operating assets of American Plasma Management for $1,250,000 in cash and a note for $600,000. In addition, the Company assumed an existing mortgage of $175,533 on one of the plasma centers (Note 1).

    In conjunction with the Senior Subordinated Debentures (Note 6), the Company issued 2,100,572 warrants to purchase common stock to the debenture holders and 131,286 warrants to the referring investment banker as part of a finders fee.

    During 1998, the holders of $997,328 of the Company's debt elected to convert such debt into 487,813 shares of restricted common stock.

    During 1998, the holders of 615,000 Series A Warrants elected to convert the warrants into 453,750 shares of restricted common stock.

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                         SERACARE INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

ORGANIZATION

    SeraCare, Inc. (the "Company"), a Delaware corporation, was formed on November 8, 1991. The business of the Company is currently carried out through its wholly-owned subsidiaries AVRE, Inc., a Nevada corporation, BHM Labs, Inc., an Arkansas corporation, Binary Associates, Inc., a Colorado corporation, SeraCare Acquisitions, Inc., a Nevada corporation, Western States, Inc., a California corporation, SeraCare Technology, Inc., a Nevada corporation and American Plasma, Inc., a Texas corporation.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION

    The Company's policy is to record revenue upon shipment of its products. The Company generally sells its plasma to fractionators under long-term contracts. A fractionator is a company that manufactures pharmaceutical and diagnostic products by processing the raw source plasma into a variety of derivative products. During 1997, the Company received advance payments from a customer pending FDA licenses. The revenue related to these advance payments has been deferred until actual shipment of the plasma and is presented as deferred income in the accompanying consolidated balance sheet.

INVENTORY

    Inventory, which primarily consists of blood plasma collected from donors, is valued at the lower of cost or market (net realizable value). Cost is determined by the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of five to ten years. Leasehold improvements are recorded at cost and are amortized using the straight-line method, over the lesser of the estimated useful lives of the property or the lease term, not to exceed ten years.

INVESTMENT IN JOINT VENTURE

    The Company has a 50% interest in a joint venture, included in other assets in the consolidated balance sheet, which it accounts for using the equity method of accounting. The 50% interest in the joint venture's assets and equity is not material in relation to the Company. This joint venture recorded sales of $5.8 million, net income of $1.4 million and had total assets of $.5 million as of and for the year ended February 28, 1999.

INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when management cannot determine whether or not it is more likely that the net deferred tax asset will be

                         SERACARE INC. AND SUBSIDIARIES
realized. The effect on deferred tax assets and liabilities of a change in the rates is recognized in income in the period that includes the enactment date.

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

FDA LICENSES

    Food and Drug Administration ("FDA") licenses which are required to operate a plasma center, are assigned a value based on either the fair market value of acquiring a FDA license or the incremental costs incurred during the FDA licensing approval process, not to exceed the fair value. The Company evaluates and assesses the overall recoverability of an FDA license by determining if the unamortized balance can be recovered through undiscounted future operating cash flows. Management believes that as long as the Company continues to demonstrate compliance, an FDA license has an unlimited useful life. Accordingly, the FDA licenses are being amortized using the straight-line method over forty years.

DONOR BASE AND RECORDS

    Donor base and records arise from business combinations or from the costs incurred in establishing a donor base and the required records of a new center. These costs consist of incremental costs directly related to the processing of new donors. The value assigned to donor base and records is established by the Company the costs incurred, not to exceed the fair value. The Company evaluates and assesses the overall recoverability of donor base and records by determining if the unamortized balance can be recovered through undiscounted future operating cash flows. Donor base and records are being amortized using the straight-line method over an estimated useful life of twenty years.

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

START-UP COSTS

    Start-up costs of $791,185 and $739,171 were included in other assets at February 28, 1999 and 1998, respectively. These costs represent non-recurring expenditures directly related to and incurred during the start-up phase of the opening of the Company's newly established centers. Start-up costs consist primarily

                         SERACARE INC. AND SUBSIDIARIES
of direct labor and overhead associated with the start-up phase. The start-up costs are being amortized on a straight-line basis over a period not to exceed three years. Recoverability of these costs are assessed on an on-going basis. Amortization of start-up costs during the years ended February 28, 1999 and 1998 was $255,591 and $20,231, respectively.

DEFERRED FINANCING COSTS

    Included in other assets as of February 28, 1999 and 1998, are deferred financing costs of $99,632 and $162,009, respectively. These costs relate to loan fees the fair value of options and warrants issued together with bridge loans and notes payable. These costs are amortized over the anticipated life of the respective financial instruments.

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

DEFERRED BOND OFFERING COSTS

    Deferred bond offering costs represents the fair value of the warrants issued to debenture holders and an investment banker in connection with the $16 million debentures issued on February 13, 1998 and the related costs and expenses of such issuance. The deferred bond offering costs are being amortized over the 7 year term of such debentures on a straight-line basis using the bonds outstanding method.

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

                         SERACARE INC. AND SUBSIDIARIES

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

NEW ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," ("SFAS 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general--purpose financial statements. The Company adopted SFAS 130 for the year ending 2-28-1999. Such adoption did not have any material effect on its financial position or results of operations, but has resulted in additional disclosures as required by the Statement.

    Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company adopted SFAS 131 for the year ending 2-28-1999. Such adoption did not have any material effect on its financial position or results of operations.

    Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," (SOP 98-5) issued by the American Institute of Certified Public Accountants is effective for financial statements beginning after December 15, 1998. SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred. Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting

                         SERACARE INC. AND SUBSIDIARIES
business with a new class of customer (excluding ongoing customer acquisition costs, such as policy acquisition costs and loan origination costs) or beneficiary, initiating a new process in an existing facility, or commencing some new operation. The Company anticipates adoption of SOP 98-5 for the fiscal year beginning March 1, 1999. The adoption of SOP 98-5 will result in a "one time charge" cumulative effect of a change in accounting principle of about $483,000 tax effected at the statutory rate. To the extent that the Company establishes new startup centers, the inability to defer startup costs will result is in a decrease in its results of operations. The adoption of SOP 98-5 may also have a negative impact on the Company's strategic plan for expansion because of the inability to match the costs of establishing a new center with the revenue derived from such center even when all production from the center has been contractually committed. The Company is currently evaluating alternative strategies for achieving our growth objectives.

                         SERACARE, INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS OPERATIONS

GENERAL

COMPANY HISTORY

    The Company as it is currently organized has evolved over the last three years since February 6, 1996, with a strategic plan for expansion and growth. During that three year period, the Company has grown from six plasma collection centers to a total of thirty two centers as of February 28, 1999, both through acquisition and by establishing new startup centers. In addition, the Company made two key acquisitions in Western States Group, Inc. and Consolidated Technologies. SeraCare, Inc. went public in May 1996 on the OTC Bulletin Board and is now listed on the American Stock Exchange under the symbol SRK.

    Organizationally, the Company consists of: Consolidated Technologies Division; Western States Plasma Division; and the Biologics Division. With the acquisitions of Western States and CTI, the Company became a fully integrated collector; manufacturer and marketer of plasma based diagnostic products. Western States a "Value Added Distributor" has provided expanded worldwide marketing with its domestic customer base and an extensive European and Asian presence. In addition, the Company's Biologics Division continues provide the Company's primary product of collecting and selling source plasma to manufacturers of therapeutic and diagnostic products. The plasma centers currently operated by the Company are operating under the trade name "SeraCare". The name "SeraCare" is registered with the United States Patent and Trademark Office.

ACQUISITIONS

AMERICAN PLASMA, INC.

    Effective July 6, 1998, the Company acquired all of the capital stock of American Plasma, Inc. ("American") located in Houston, Texas. American operates eleven plasmapheresis centers located in: Houston, Texas (4), South Houston, Texas; Beaumont, Texas; Longview, Texas; Casa Grande, Arizona; Phoenix, Arizona; Mesa, Arizona; and Amarillo, Texas. The total purchase price was $9,611,102.

AMEX PLASMA MANAGEMENT, INC.

    In October, 1998, the Company acquired certain of the operating assets of a plasma center in Baton Rouge, Louisiana from Amex Plasma Management, Inc. for 50,000 shares of common stock and a five-year warrant to purchase 50,000 shares of common stock at $6.00 per share. This transaction was valued at $149,227, the fair value of the shares and warrants at that date.

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

WESTERN STATES GROUP, INC.

    Effective January 1, 1998, the Company acquired all of the stock of Western States Group, Inc. located in Fallbrook, California. Western States Group, Inc. is a worldwide marketing organization for

                         SERACARE, INC AND SUBSIDIARIES

1. BUSINESS OPERATIONS (CONTINUED)
therapeutic blood plasma products, diagnostic test kits, specialty plasma and bulk plasma. The total purchase price was $4,471,492, consisting of $4,033,204 in cash and 125,000 shares of the Company's common stock. The Purchase Agreement provides for future additional consideration if certain performance criteria are met during the two years immediately after the acquisition.

AMERICAN PLASMA MANAGEMENT, INC.

    On November 29, 1997, the Company acquired substantially all of the operating assets of five plasma centers from American Plasma Management, Inc. The total purchase price was $1,850,000, consisting of $1,250,000 in cash and $600,000 in a note payable, due October 31, 1998 (see Note 5). In addition, the Company assumed the existing mortgage of $175,533 on one of the plasma centers.

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

    The unaudited proforma results of operations, assuming the acquisitions occurred as of the beginning of the respective period for revenue, net income and income per share, is as follows:

                                                                  YEAR ENDED     YEAR ENDED
                                                                   FEBRUARY       FEBRUARY
                                                                     1999           1998
                                                                 -------------  -------------
Revenue........................................................  $  53,717,000  $  45,292,000
Net income.....................................................      2,762,000      1,754,000
Income per share
  Basic........................................................            .37            .33
  Diluted......................................................            .25            .21

    These unaudited pro forma results are not necessarily indicative of actual or future operating results.

                         SERACARE, INC AND SUBSIDIARIES

2. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                                      FEBRUARY      FEBRUARY
                                                                        1999          1998
                                                                    ------------  ------------
Land..............................................................  $         --  $     85,280
Buildings and improvements........................................       117,255       458,375
Furniture and equipment...........................................     1,769,846     1,212,459
Leasehold improvements............................................     3,233,626     1,020,022
Construction-in-process                                                  340,347       295,382
                                                                    ------------  ------------
                                                                       5,461,074     3,071,518
Less: accumulated depreciation and amortization...................       828,915       290,668
                                                                    ------------  ------------
Property and equipment, net.......................................  $  4,632,159  $  2,780,850
                                                                    ------------  ------------
                                                                    ------------  ------------

    Depreciation and amortization expense on property and equipment was $538,247 and $186,132 for the years ending February 28, 1999 and 1998, respectively.

3. LINE OF CREDIT

    During December, 1998, the Company obtained a senior credit facility of $17 million. As structured, $7 million was established as a term loan (Note 6) and $10 million was established as a revolving line of credit. Draws under the revolving line of credit are limited to the sum of (a) seventy-five percent of qualifying accounts receivable plus fifty percent of inventory value. At February 28, 1999, $8,840,000 had been drawn under this line of credit. Interest accrues at a per annum rate equal to the Wall Street Journal Prime Rate plus
 .75% (8.5% at February 28, 1999) and is payable quarterly. The restructured facility is secured by all the assets of the Company. The agreement calls for restrictions on cash of $150,000. The new agreement contains various covenants relating to: maintaining minimum tangible capital base, current ratio and coverage ratio; senior indebtedness to EBITDA; and restrictions on additional indebtedness, investments, asset sales, mergers or other changes of control, divestitures, acquisitions, dividends and distributions. As of February 28, 1999, the Company was in violation of a covenant which was subsequently waived by the lender. This senior credit facility has a term ending December 2000.

4. BRIDGE LOANS FROM RELATED PARTIES

    During the year ended February 28, 1999, the Company entered into an agreement with a related party to provide a bridge loan of $1,250,000 to the Company to purchase the stock of American Plasma, Inc. (Note 1). Interest was payable at 11.5 percent per annum. In connection with this loan, the Company granted the holder warrants to purchase 193,750 shares of restricted common stock at an exercise price of $4.50, which approximated the fair value of the shares on the date of grant. The Company paid $25,000 of loan origination fees related to this loan. This loan was repaid prior to year end.

    In January 1998, the Company entered into agreements with related parties, approved by the Board of Directors, which provided for bridge loans of $599,000. Interest is payable monthly at ten percent per annum. At February 28, 1999, $123,000 of these bridge loans were outstanding. These loans are due on demand. In connection with the 1998 bridge loans, the Company granted the holders warrants to purchase 599,000 shares of restricted common stock at an exercise price of $3.50, which approximated the fair value

                         SERACARE, INC AND SUBSIDIARIES

4. BRIDGE LOANS FROM RELATED PARTIES (CONTINUED) of the shares on the date of grant. In February 1998, these warrants were exchanged for 299,500 shares of restricted common stock.

    At various times during the year ended February 28, 1998, the Company entered into agreements with the Company's president, which provided for loans totaling $1,325,000. These loans are due upon demand, and are secured by all the assets of the Company. The loans accrue interest at ten and twelve percent per annum. At February 28, 1999, $472,500 of these loans were outstanding and was subject of a subordination agreement whereby such amount cannot be repaid until the senior lenders have been paid in full. Accordingly, this obligation has been classified in long-term debt on the balance sheet. In connection with these loans, the Company granted options to its president to purchase 742,500 and 116,000 shares of restricted common stock at $2.00 and $3.00 per share, which was at the then fair value, respectively.

    During 1997, the Company entered into agreements with related parties, approved by the Board of Directors, which provided for bridge loans of $550,000. The bridge loans were due on demand and were secured by all of the assets of SeraCare's consolidated operations. The loans accrue interest at twelve percent per annum. The balance of these loans was $197,500 at February 28, 1998 and was repaid during the year ended February 28, 1999.

5. NOTES PAYABLE

    In September 1998, the Company entered into an agreement, approved by the Board of Directors, which provided $2.0 million to the Company in connection with the acquisition of the stock of American Plasma, Inc. (Note 1). Interest is payable at 11.5 percent per annum. In connection with this loan, the Company granted the holder warrants to purchase 228,683 shares of restricted common stock at an exercise price of $4.50, which approximated the fair value of the shares on the date of grant. The Company paid $40,000 in loan origination fees related to this loan. This loan was repaid by year end.

    During the year ended February 28, 1998, the Company entered into agreements, approved by the Board of Directors, which provided for loans of $808,500. These loans were due April 12, 1998. Interest was payable monthly at ten percent per annum. $500,000 of these loans was repaid in 1998 and the remaining $308,500 was repaid during 1999. In connection with these loans, the Company granted the holders warrants to purchase 308,500 shares of common stock at an exercise price of $3.50 per share and 285,000 shares at an exercise price of $4.00 per share, which approximated the fair value of the shares on the dates of grant. In February 1998, the warrants with an exercise price of $3.50 were exchanged for 154,250 shares of restricted common stock.

    In conjunction with the American Plasma Management, Inc. acquisition, the Company became obligated under a note payable for $600,000, which had an interest rate of eight percent and was due on October 31, 1998. The note was repaid prior to year end.

    At various times during the year ended February 28, 1998, the Company entered into agreements, which provided for loans totaling $1,138,447. These loans are due upon demand and are secured by all the assets of the Company. The loans accrue interest at twelve percent per annum. In connection with these loans, the Company granted three-year options to purchase 487,978 shares of common stock at exercise prices ranging between $2.00 and $3.00 per share, which was at the then fair value. In December 1997, $750,000 of these loans were converted into 375,000 shares of restricted common stock. At February 28, 1999 and 1998 $288,447 and $388,447 respectively of these loans was outstanding.

                         SERACARE, INC AND SUBSIDIARIES

6. LONG-TERM DEBT

SENIOR SUBORDINATED DEBENTURES

    On February 13, 1998, the Company issued $16,000,000 in Senior Subordinated Debentures with interest payable quarterly at 12%. One-third of the then outstanding balance is due on February 13, 2003, one-half of the then outstanding balance is due on February 13, 2004 with the remaining balance due on February 13, 2005. In the event of certain public offerings of the Company's securities or a change in control (as defined), the Company is required to prepay the outstanding balance of the debentures. In addition, the Company may prepay the debentures at any time without penalty. The debentures are senior to all other debt but are subordinate to the senior bank debt.

    As part of the Securities Purchase Agreement, the Company issued warrants to the debenture holders to purchase 2,100,572 shares of common stock at $.01 per share. These warrants were valued at the fair value at that date, which resulted in a deferred offering cost of $7,410,400. This discount is being amortized as non-cash interest expense over the term of the debt.

    The Securities Purchase Agreement contains certain affirmative and negative covenants, including maintenance of certain minimum funded debt and fixed charge coverage ratios and restrictions on incurring certain indebtedness and liens, making certain dividend payments, making certain loans and advances or investments in other persons, selling a substantial amount of assets, entering into certain mergers or business combinations or using securities which are senior to or PARI PASSU with these debentures. At February 28, 1999, the Company was in compliance with these covenants.

    In conjunction with these debentures, the Company paid a finder's fee to the referring investment banker, consisting of $640,000 in cash and warrants to purchase 131,286 shares of its common stock at $3.00 per share. These warrants were valued at $69,599.

MORTGAGE PAYABLE

    On November 29, 1997, the Company assumed the mortgage on one of the plasma centers acquired in connection with the acquisition of the operating assets of American Plasma Management. The mortgage was due in monthly installments of principal and interest of $1,830 through June 1, 2005. Interest accrued at 10.5 percent per annum. During the year ended February 28, 1999, the Company sold the underlying land and building and the buyer assumed this mortgage (see Note 15).

TERM LOAN

    As discussed in Note 3, $7 million of the newly negotiated senior credit facility was restructured as a term loan. Interest is payable quarterly at a per annum rate equal to the Wall Street Journal Prime Rate plus .75% (8.5% as of February 28, 1999). Principal is payable over a three year period ending December 1, 2001. The term loan is subject to the same covenants as the credit facility (Note 3) and is secured by all the assets of the Company.

DEBT ACQUIRED IN PURCHASE OF AMERICAN PLASMA, INC.

    American Plasma, Inc. entered into two notes payable in 1996 to purchase the assets of four plasma centers. The notes are secured by all the assets of one of the four plasma centers and certain other assets of the other centers. The first note is due in 24 quarterly payments of $40,152, representing principal and interest at 12 percent per annum. At February 28, 1999, $364,653 was outstanding on this note payable. The second note payable is due in biweekly installments of $2,974, representing principal and interest

                         SERACARE, INC AND SUBSIDIARIES

6. LONG-TERM DEBT (CONTINUED)
imputed at 12 percent per annum, through May, 2002. At February 28, 1999, $240,914 was outstanding on this note payable.

SILVER STATE PLASMA PRODUCTS, INC.

    On July 2, 1996, the Company acquired the operating assets of Silver State Plasma Center in Las Vegas, Nevada for $500,000 in cash and $300,000 in a note payable. Principal and interest are payable monthly with interest at 8%. During 1998, this note payable was converted into 112,813 shares of restricted common stock.

CVD FINANCIAL CORPORATION

    As of February 28, 1997, the Company owed CVD Financial $821,432 under a loan agreement in the original amount of $1,150,000, with interest at 14% per annum payable monthly and principal payable quarterly. During 1998, the Company repaid this loan.

KIER CORPORATION

    On September 2, 1996, the Company assumed a $45,000 note payable to The Kier Corporation, a lessor, in conjunction with the Company's acquisition of the rights to the Clearfield, Utah plasma collection center. The note payable accrues interest at 10.5% and is payable in monthly installments of $967. These monthly installments have been added to the base rental payments and are paid monthly over a five-year period. The first monthly installment of interest and principal commenced on October 20, 1996 and the final installment is due on September 20, 2001. If the lease is terminated or the Company defaults on the lease, the remainder of the loan is due in full immediately. At February 28, 1999, the outstanding balance on the note payable was $26,156. Future minimum payments to be made, as of February 28, 1999:

YEAR ENDED FEBRUARY                                                                 AMOUNT
-------------------------------------------------------------------------------  -------------
  2000.........................................................................  $   1,199,909
  2001.........................................................................      2,725,636
  2002.........................................................................      3,687,954
  2003.........................................................................      5,342,257
  2004.........................................................................      5,333,333
  Thereafter...................................................................      5,805,833
                                                                                 -------------
                                                                                    24,094,922
Less current portion...........................................................      1,199,909
                                                                                 -------------
                                                                                 -------------
                                                                                 $  22,895,013
                                                                                 -------------
                                                                                 -------------

7. STOCKHOLDERS' EQUITY

COMMON STOCK

    In connection with the acquisition of a plasma center in October 1998, the Company issued 50,000 shares of restricted common stock in a transaction valued at $149,227 (see Note 1).

    In August and September, 1998, the holders of Series A warrants exercised their warrants to purchase 325,000 shares of common stock at $1.50 per share.

                         SERACARE, INC AND SUBSIDIARIES

7. STOCKHOLDERS' EQUITY (CONTINUED)

    In November, 1998, the Company issued an additional 33,833 shares of common stock in conjunction with the terms of a prior private placement.

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

    Additionally, during 1998 the Company received $750,000 of bridge loans, which were converted into 375,000 shares of restricted common stock (see Note
5).

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

    The Company granted options during fiscal 1998 to various outside directors. As a result, the Company recorded deferred compensation expense of $96,401 in 1998, included in other assets on the Consolidated Balance Sheets, and compensation expense of $21,420 in 1999 and $10,700 in 1998, included as general and administrative expenses on the Consolidated Statements of Income.

SERIES B PREFERRED STOCK

    In December 1997, the Company issued 15,000 shares of the Company's Series B Convertible Preferred Stock, par value $.001 per share, for $1,500,000 in a private placement, less issuance costs of $7,500. Such preferred stock is convertible into 300,000 common shares and has a $100 per share liquidation preference. The Series B Convertible Preferred Stock has no voting rights prior to conversion, does not accrue interest or cash dividends and is redeemable by the Company beginning January 1, 1999 at a premium to liquidation preference. The Company is required to redeem on December 31, 2002 all shares of Series B Preferred Stock which remain outstanding on such date at a price equal to the liquidation preference. As of February 28, 1999, all 15,000 shares were still outstanding.

SERIES C PREFERRED STOCK

    In December, 1998, the Company issued 22,500 shares of the Company's Series C Convertible Preferred Stock, par value $.001 per share, plus warrants to purchase 281,500 shares of common stock at $4.50 per share, for $2,250,000 in a private placement, less issuance costs of $135,000. Such preferred stock is convertible into 500,000 shares of common stock and has a $100 per share liquidation preference. The

                         SERACARE, INC AND SUBSIDIARIES

7. STOCKHOLDERS' EQUITY (CONTINUED)
Series C Convertible Preferred Stock has no voting rights prior to conversion and accrues interest at the rate of 10% of the liquidation value (payable quarterly in arrears). In connection with this private placement, the Company issued 25,000 shares of common stock as additional issuance costs. As of February 28, 1999 dividends in arrears were approximately $37,500.

SERIES A WARRANTS

    The Company issued 940,000 Series A Warrants in connection with the two private placements dated June 1, 1996 and October 1, 1996. Each warrant allowed the holder to purchase one share of common stock of the Company at $2.75, with the exercise price dropping to $1.50 per share if the Company did not register the sharess issued in conjunction with both private placements and the common stock underlying Series A Warrants by August 7, 1998. During the year ended February 28, 1998, the Company offered the holders of these warrants a cashless exchange of one share of common stock for two warrants. Holders of 615,000 warrants elected to receive 307,500 shares of restricted common stock at that time. The holders of the remaining 325,000 warrants exercised the warrants during the current year at the exercise price of $1.50 per share.

OTHER WARRANTS

    In conjunction with the private placement of Series C preferred stock, the Company issued warrants to purchase 281,250 shares of common stock at $4.50 per share.

    In conjunction with a $1.25 million loan from a related party (see Note 4) as well as a $2.0 million loan (see Note 5) both of which were related to the acquisition of the stock of American Plasma, Inc., the Company issued warrants to the loan holders to purchase 422,433 shares of common stock at $4.50 per share.

    In conjunction with the issuance of the $16 million in subordinated debentures (see Note 6), the Company issued warrants to the debenture holders to purchase 2,100,572 shares of common stock at $.01 per share. In addition, the Company granted warrants to purchase 131,286 shares of its common stock at $3.00 per share as a finder's fee to the referring investment banker.

8. SERIES A REDEEMABLE PREFERRED STOCK

    On July 7, 1996, the Company acquired BHM Labs, Inc. in exchange for 3,600 shares of the Company's Series A Preferred Stock. The preferred stock is redeemable over three years, in 36 monthly installments with interest at the rate of eight percent per annum starting June 1996. Upon receipt of each monthly payment, the holder shall deliver to the Company, Series A Stock Certificates representing 1/36th (one hundred shares) of the preferred stock initially issued to the holder in connection with the acquisition. As of February 28, 1999, the Company has redeemed 3,200 shares of the preferred stock for $451,162 in cash. The shares are redeemable at $60,107 during fiscal year 2000.

                         SERACARE, INC AND SUBSIDIARIES

9. STOCK OPTIONS

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

(3) In conjunction with certain Bridge loans made to the Company in July 1996, the Company granted options to purchase 130,000 shares of common stock of the Company at a price of $1.00 per share. These options were fully vested on the date granted, and are exercisable for a period of three years from the vesting date.

(4) In conjunction with the $742,500 loans to the Company during calendar 1997 (see Note 4), the Company granted options to purchase 742,500 and 116,000 shares of common stock at an exercise price of $2.00 and $3.00 per share, which was at the then fair market value, respectively. These options were fully vested on the date granted, and are exercisable for three years.

(5) In August 1997, the Board granted options to the Company's president to purchase 100,000 shares of common stock at an exercise price of $3.00 per share, which was above the fair market value at the time. These options vested immediately and are exercisable for five years.

(6) In conjunction with a January 1998 bridge loan (see Note 4), the Company granted options to purchase 200,000 shares of common stock at an exercise price of $3.50 per share, which was at the then fair market value. In February 1998, these options were exchanged for 100,000 shares of common stock in a cashless exchange.

    In conjunction with the 1996 Plan of Reorganization, the Vice President of Finance was granted options to purchase 42,110 shares of common stock of the Company. These options became fully vested in October 1996 at an option price set at $1.25 per share. These options are exercisable for a period of five years from the vesting date.

    In April 1997, the Board granted options to the Vice President of Finance to purchase 25,000 shares of common stock at an exercise price of $2.00 per share, which was at the then fair market value. These options vested immediately and are exercisable for five years.

    In December 1998, the Board granted options to the Vice President of Finance to purchase 32,000 shares of common stock at an exercise price of $4.25 per share, which was at the then fair market value. These options vested immediately and are exercisable for five years.

                         SERACARE, INC AND SUBSIDIARIES

9. STOCK OPTIONS (CONTINUED)
    In August 1997, various directors were granted options to purchase 145,000 shares of common stock of the Company at an exercise price of $2.25 per share, which was at the then fair market value. These options were fully vested at the granting date and are exercisable for a period of five years.

    In December 1998, various directors were granted options to purchase 60,000 shares of common stock of the Company at an exercise price of $4.25 per share, which was at the then fair market value. These options were fully vested at the granting date and are exercisable for a period of five years.

    During the year ended February 28, 1997, various directors were granted options to purchase 20,000 and 95,000 shares of common stock of the Company at an exercise price of $1.00 and $1.50, respectively. These options were fully vested at the granting date and are exercisable for a period of five years.

    In connection with various loans made to the Company during the year ended February 28, 1998, the Company granted options to purchase 1,580,473 shares of common stock at exercise prices ranging between $2.00 and $4.00 per share (including 349,000 granted at $3.50 per share to related parties). These options were fully vested at the granting date and are exercisable for a period of three years. In February 1998, 707,500 of these options were exchanged for 353,750 shares of common stock in a cashless exchange (including 349,000 options exchanged for 174,500 shares of common stock by related parties).

    In connection with the acquisition of a plasma collection center in Baton Rouge, LA, the Company issued 50,000 five year warrants to purchase SeraCare, Inc. shares at $6.00 to AMEX Plasma Management, Inc. in October 1998.

    During the year ended February 28, 1999, the Company granted options to one employee to purchase 388,267 shares of common stock at an exercise price of $6.31 per share. These options were fully vested at the granting date and are exercisable for a period of 5 years.

    During the year ended February 28, 1999, the Company granted options to three employees to purchase 30,000 shares of common stock at an exercise price of $4.25 per share. These options vest over three years and are exercisable for a period of 3 years.

    The following table summarizes all option/warrant activity for the years ended February 28, 1999 and 1998:

                                                                      NUMBER OF       WEIGHTED
                                                                     COMMON STOCK      AVERAGE
                                                                   WARRANTS/OPTIONS     PRICE
                                                                   ----------------  -----------
Outstanding as of March 1, 1997..................................       1,561,832     $    2.22
Granted..........................................................       5,140,831          1.69
Exercised........................................................      (1,523,000)        (3.20)
                                                                   ----------------       -----
Outstanding as of February 28, 1998..............................       5,179,663          1.40
Granted..........................................................       1,288,855          4.99
Exercised........................................................        (325,000)        (2.75)
                                                                   ----------------       -----
Outstanding as of February 28, 1999..............................       6,143,518     $    2.08
                                                                   ----------------       -----
                                                                   ----------------       -----
Exercisable as of February 28, 1999..............................       6,120,185     $    2.07
                                                                   ----------------       -----
                                                                   ----------------       -----

    FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the

                         SERACARE, INC AND SUBSIDIARIES

9. STOCK OPTIONS (CONTINUED)
Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option, using the Black Scholes method, at the weighted-average assumption used for grants in fiscal 1999 and 1998 dividend yield of zero percent; expected volatility of 13 percent and 23 percent; risk free interest rate of 5.24 and 5.67; and expected life of 5.0 years.

    The weighted average fair value of options granted during the years ended February 28, 1999 and 1998 was $.13 and $.74, respectively.

    Under the accounting provisions of FASB Statement 123, the Company's net income and income per share for the years ended February 28, 1999 and 1998 would have been reduced to the pro forma amounts indicated below:

                                                                      YEARS ENDED FEBRUARY 28,
                                                                      ------------------------
                                                                          1999         1998
                                                                      ------------  ----------
Net income
  As reported.......................................................  $  2,705,002  $  453,853
  Pro forma.........................................................  $  2,677,632  $  391,653
Basic income per share
  As reported.......................................................  $        .37  $      .09
  Pro forma.........................................................  $        .36  $      .08
Diluted income per share
  As reported.......................................................  $        .24  $      .08
  Pro forma.........................................................  $        .24  $      .07

    The following table summarizes information about stock options outstanding at February 28, 1999:

                                                                    EXERCISABLE
                       OUTSTANDING                          ---------------------------
----------------------------------------------------------
   RANGE OF                        WEIGHTED AVERAGE              WEIGHTED AVERAGE
   EXERCISE                 ------------------------------  ---------------------------
    PRICES        SHARES    LIFE (MONTHS)  EXERCISE PRICE     SHARES    EXERCISE PRICE
--------------  ----------  -------------  ---------------  ----------  ---------------
    $0.01        2,125,477    Unlimited       $    0.01      2,125,477     $    0.01
 $1.00-$1.70       521,330      16.0          $    1.18        521,330     $    1.18
    $2.00        1,011,726      18.8          $    2.00      1,011,726     $    2.00
 $2.25-$4.00     1,221,035      18.5          $    3.02      1,221,035     $    3.02
 $4.25-$4.50       825,683      57.1          $    4.46        802,350     $    4.47
 $6.00-$6.31       438,267      49.8          $    6.27        438,267     $    6.27
                ----------                        -----     ----------         -----
                 6,143,518                    $    2.08      6,120,185     $    2.07
                ----------                        -----     ----------         -----
                ----------                        -----     ----------         -----

                         SERACARE, INC AND SUBSIDIARIES

10. LEASES

    The Company is currently leasing its corporate office under a noncancelable lease agreement, which expires in May 1999. In addition, the Company leases office and manufacturing facilities in Austin, Texas under a noncancelable lease agreement expiring in November 1999. The Company is also obligated under various other lease agreements for other locations (primarily donor centers) through four of its wholly-owned subsidiaries. Two donor center locations are leased on a month-to-month basis. The remaining leases expire at various dates through August 2008. All of the leases have renewal options.

    Future minimum rental obligations under the aforementioned lease agreements are as follows:

FISCAL YEAR ENDED                                                                    AMOUNT
--------------------------------------------------------------------------------  ------------
  2000..........................................................................  $  1,802,173
  2001..........................................................................     1,377,260
  2002..........................................................................     1,238,901
  2003..........................................................................     1,084,822
  2004..........................................................................       683,377
  Thereafter....................................................................     1,484,317
                                                                                  ------------
                                                                                  $  7,670,850
                                                                                  ------------
                                                                                  ------------

    Rent expense amounted to $1,534,419 and $571,508 for the years ended February 28, 1999 and 1998, respectively.

11. INCOME TAXES

    The difference between the reported tax provision and the statutory rate applied to the pre-tax income for fiscal year ended February 28, 1998 and 1999 is primarily related to the realization of deferred tax assets, primarily the utilization of net operating loss carryforwards.

    Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. As of February 28, 1999, the Company's net loss carryforwards resulted in deferred tax assets of approximately $1.7 million. Based upon historical earnings, management was unable to determine that it was more likely than not that the deferred tax assets would be realized, therefore a 100% valuation allowance was established.

    As of February 28, 1999, the Company had approximately $4.4 million of federal and state net operating loss carryforwards. Of that amount, about $3.6 million is subject to limitation under section 382 of the Internal Revenue Code. The loss carryforwards expire in various amounts through the year 2018.

12. COMMITMENTS

    The Company has entered into various employment and consulting agreements with current and previous officers and directors of the Company. The following describes certain terms and obligations provided by the agreements entered into by the Company with such officers and directors:

        The Company is obligated to the president under a three-year extension of his employment agreement through dated February 5, 2002. The Company is obligated to the executive vice president under a one-year extension of his employment agreement through dated February 5, 2000.The current annual salaries under these agreements are $390,000.

                         SERACARE, INC AND SUBSIDIARIES

12. COMMITMENTS (CONTINUED)
        The Company is also obligated to the president of Biologics Division under a three year agreement through February 1, 2001. The current annual salary under this agreement is $160,000.

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

13. CONCENTRATION OF CREDIT RISK, SIGNIFICANT CUSTOMERS AND SALES COMMITMENTS

    During the year ended February 28, 1999, the Company sold its primary product, plasma, on credit mainly to fractionators in the health care industry. The plasma is processed into various immune enhancing and other pharmaceutical products which are then sold for therapeutic applications.

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

    For the year ended February 28, 1999, approximately 32% of the net sales were to Grupo Grifols, S.A., the leading fractionator in Spain and about 20% were to Alpha Therapeutics. No other customer represented ten percent or more of net revenue. Accounts receivable due from Grupo Griffols, S.A. also represented approximately 37% of accounts receivable as of February 28, 1999.

    During the year ended February 28, 1998, the Company terminated agreements with two customers which represented 28% and 15% of sales in fiscal 1998 from the plasma operations and negotiated new agreements with a new customer for such plasma. In addition, in November 1997, the Company acquired five mature plasma collection centers from American Plasma Management, Inc. (see Note 1) and began to expand its customer base by selling the plasma from such centers to new customers. Further, effective January 1, 1998, the Company acquired Western States Group, Inc. and Consolidated Technologies, Inc., both of whom enjoy a broad customer base of complementary but not identical customers.

                         SERACARE, INC AND SUBSIDIARIES

13. CONCENTRATION OF CREDIT RISK, SIGNIFICANT CUSTOMERS AND SALES COMMITMENTS (CONTINUED)
    In November 1996, the Company entered into an agreement with one customer relating to three start-up facilities and in April 1997 added two additional start-up facilities whereby the Company committed to sell substantially all of the plasma collected from the indicated centers at various prices specified in the agreement. The agreement expires January 31, 2000 and may be terminated if the plasma collection centers fail to comply with applicable FDA, QPP and customer initiated operating procedures. As of February 28, 1999, four of the centers subject to this agreement were licensed to ship plasma by FDA and QPP approval. The remaining center is operating under a reference number from the FDA in order to establish compliance documentation sufficient for approval and had not yet received FDA and QPP approval to sell collected plasma.

14. RELATED PARTY TRANSACTIONS

    The Company has had various transactions with related parties. These transactions are described in Notes 4, 7, 9, 12 and 17. The Company had sales of $629,547 to a related party of which the outstanding balance at February 28, 1999 was $623,899.

15. OTHER INCOME

    Other income at February 28, 1999, includes approximately $534,000 of gain realized from the sale of three properties acquired as part of the American Plasma Management, Inc. acquisition. The underlying mortgage on one of the properties was assumed by the buyer. The Company is leasing these properties back under 5 and 10-year leases.

    Other income at February 28, 1998, includes $801,215 from a one-time non-operating gain realized from the sale of salvage plasma material.

                         SERACARE, INC AND SUBSIDIARIES

16. EARNINGS PER SHARE

    The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation. The net income available to common stockholders has been adjusted for dividends on preferred stock.

                                                                                        YEAR ENDED FEBRUARY 28,
                                                                                      ----------------------------
                                                                                          1999           1998
                                                                                      -------------  -------------
Basic earnings per share
  Net income........................................................................  $   2,705,002  $     453,853
  Dividends on preferred stock......................................................         37,500             --
                                                                                      -------------  -------------
  Net income available to common stockholders (numerator)...........................  $   2,667,502  $     453,853
                                                                                      -------------  -------------
                                                                                      -------------  -------------
  Weighted average common shares outstanding (denominator)..........................      7,365,212      4,818,313
                                                                                      -------------  -------------
                                                                                      -------------  -------------
  Basic earnings per share..........................................................  $        0.37  $        0.09
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Diluted earnings per share
  Net income available to common stockholders (numerator)...........................  $   2,667,502  $     453,853
                                                                                      -------------  -------------
                                                                                      -------------  -------------
  Weighted average common shares outstanding........................................      7,365,212      4,818,313
  Weighted average warrants/options outstanding.....................................      5,485,604      2,505,029
  Weighted average other dilutive securities........................................        425,000         75,000
  Stock acquired with proceeds......................................................     (2,172,630)    (1,691,937)
                                                                                      -------------  -------------
  Weighted average common shares and assumed conversion outstanding (denominator)...     11,103,186      5,706,405
                                                                                      -------------  -------------
                                                                                      -------------  -------------
  Diluted earnings per share........................................................  $        0.24  $        0.08
                                                                                      -------------  -------------
                                                                                      -------------  -------------

17. SUBSEQUENT EVENTS

    The Company has reached a verbal agreement with NABI to cancel the supply contracts on the Clearfield, Raleigh, Macon, Toledo and Pasco centers effective April 30, 1999. This cancellation is by mutual agreement with both parties. The Company believes that with the evolving shortage of plasma and the continuing increase in pricing, they will benefit from the agreement. Under terms of the agreement, the Company will repay monies advanced on production from Pasco and Toledo and purchase approximately 48,000 liters of plasma from the NABI inventory during the next three months.

    In March 1999, the Company granted 839,011 options to purchase shares of common stock at an exercise price of $4.25 per share to Mr. Barry D. Plost in connection with certain bridge loans made to the Company.

18. SEGMENT INFORMATION

    Effective March 1, 1998, the Company adopted SFAS No. 131 for financial reporting of its operating segments. The Company's business activities are divided, managed and conducted in two basic business segments, the Therapeutic Products segment and the Diagnostic Products segment. These two segments were determined by management based upon the inherent differences in the end use of the products, the inherent differences in the value added processes made by the company, the differences in the regulatory requirements and the inherent differences in the strategies required to successfully market finished products. Operations which do not fall into either of these two segments including unallocated corporate

                         SERACARE, INC AND SUBSIDIARIES

18. SEGMENT INFORMATION (CONTINUED)
overhead is reported in the category "Corporate and Other". Fiscal years ended February 28, 1999 and 1998 are presented in compliance with the requirements of SFAS No. 131.

    The Therapeutic segment includes plasma collection and those other activities involving the collection and/or sale of plasma to manufacturers whose objective is the production of injectable plasma products such as albumin, antihemophilic factors 8 and 9, and Rh Immune globulin. The Diagnostic segment includes the manufacture and/or sale of non-injectable plasma products such as proficiency tests, controls, calibrators, reagents and specialty test kits. The Diagnostic segment also includes the production and/or sale monoclonal antibodies.

    The company utilizes multiple forms of analysis and control to evaluate the performance of the segments and to evaluate investment decisions. In general, gross margin and Earnings Before Interest Depreciation and Amortization (EBITDA) are deemed to be the most significant measurements of performance, although collection volumes and certain controllable costs also provide useful "early warning signs" of future performance.

    The following segment financial statements have been prepared on the same basis as the Company's consolidated financial statements, utilizing the accounting policies described in the Summary of Significant Accounting Policies. The Company's segment information as of and for the years ended February 28, 1999 and 1998 is as follows:

                                             THERAPEUTIC    DIAGNOSTIC      TOTAL       CORPORATE    CONSOLIDATED
                                               SEGMENT       SEGMENT       SEGMENTS     AND OTHER       TOTAL
                                             ------------  ------------  ------------  ------------  ------------
Net Sales--Third Party
  Fy 1998..................................     9,922,804     2,368,592    12,291,396                 12,291,396
  Fy 1999..................................    36,596,599    12,413,790    49,010,389                 49,010,389

Income from Joint Venture
  Fy 1998..................................            --       119,574       119,574                    119,574
  Fy 1999..................................            --       687,818       687,818                    687,818

Net Sales--Inter-Segment
  Fy 1998..................................            --        71,836        71,836                         --
  Fy 1999..................................     2,871,653       895,189     3,766,842                         --

Gross Profit
  Fy 1998..................................       755,951       880,621     1,636,572                  1,636,572
  Fy 1999..................................     3,944,378     6,625,436    10,569,814                 10,569,814

Operating Income
  Fy 1998..................................       668,967       634,615     1,303,582    (1,146,306)     157,276
  Fy 1999..................................     2,823,535     5,007,803     7,831,338    (1,458,698)   6,372,640

Interest Expense--net
  Fy 1998..................................            --            --            --       533,105      533,105
  Fy 1999..................................       157,946            --       157,946     4,136,356    4,294,302

Other income
  Fy 1998..................................       802,162            --       802,162        52,520      854,682
  Fy 1999..................................        10,408         7,718        18,126       608,538      626,664

                         SERACARE, INC AND SUBSIDIARIES

18. SEGMENT INFORMATION (CONTINUED)

                                             THERAPEUTIC    DIAGNOSTIC      TOTAL       CORPORATE    CONSOLIDATED
                                               SEGMENT       SEGMENT       SEGMENTS     AND OTHER       TOTAL
                                             ------------  ------------  ------------  ------------  ------------
Taxes on Income
  Fy 1998..................................        25,000            --        25,000            --       25,000
  Fy 1999..................................        17,014            --        17,014            --       17,014

Net Income
  Fy 1998..................................     1,446,129       634,615     2,080,744    (1,626,891)     453,853
  Fy 1999..................................     2,675,997     5,015,521     7,691,518    (4,986,516)   2,705,002

Identifiable Assets
  Fy 1998..................................    20,243,804    10,727,920    30,971,724    14,257,648   45,229,372
  Fy 1999..................................    36,962,339    17,769,323    54,731,662     9,844,600   64,576,262

Depreciation and Amortization
  Fy 1998..................................       297,647       109,547       407,194        53,988      461,182
  Fy 1999..................................       937,883       483,805     1,421,688       413,755    1,835,443

Capital Expenditures
  Fy 1998..................................     2,564,233            --     2,564,233         1,382    2,565,615
  Fy 1999..................................     1,349,818     1,342,777     2,692,595       295,525    2,988,120

"Corporate and Other" includes unallocated corporate overhead, interest expense, and other income (expense) amounts which are not specifically attributable to either segment. Identifiable assets of each segment consists primarily of cash, accounts receivable, inventories, certain intangible assets, and specifically attributable fixed assets including equipment. Corporate assets includes corporate cash, certain notes receivable, deferred bond discount and other assets not specifically allocable to either segment.