Form 10KSB40/A
period 1999-02-28
SERACARE INC
filed 1999-06-02
CIK 1016608

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                 FORM 10-KSB-A

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

    Currently, the Board of Directors consists of eight directors: Barry D. Plost, Chairman, President and Chief Executive Officer; Jerry L. Burdick, Executive Vice President, Chief Financial Officer and Secretary; Michael F. Crowley, Sr., President of the Western States Plasma Division; William J. Cone, President of the Consolidated Technologies Division; Sam Anderson, outside Director; Robert J. Cresci, outside Director; Ezzat Jallad, outside Director; and Dr. Nelson Teng, outside Director.

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

(8) Effective on February 6, 1996, the Company signed an employment agreement with Mr. Plost through February 5, 1999. On January 27, 1999, the contract was extended through February 5, 2002 at a base salary of $250,000. Mr. Plost also participates in the Management Bonus Pool on the same basis as other officers of the Company during the term of his agreement and also received certain options as indicated. Mr. Plost was not an employee prior to February 6, 1996.

(9) Effective on February 6, 1996, the Company signed an employment agreement with Mr. Burdick through February 5, 1999. The agreement was amended on February 13, 1998, providing for a current annual salary of $140,000. On January 27, 1999, the contract was extended through February 5, 2000. Mr. Burdick also participates in the Management Bonus Pool on the same basis as other officers of the Company during the term of his agreement and also received stock options as indicated above. Mr. Burdick functioned as an accountant and consultant to the Company prior to February 6, 1996.

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

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN
       SECURITYHOLDERS

    The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's common shares at February 28, 1999 of each present director, all officers, all officers and directors as a group and each beneficial owner of more than 5% of the Company's common stock.

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

    Of the issued and outstanding shares as of May 1, 1999, no person or entity owns or controls 10% or more of the company's common stock.

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

    Consolidated Statements of Stockholders Equity--Year ended February 28, 1999

                                                  --Year ended February 28, 1998

    Consolidated Statements of Cash Flows--Year ended February 28, 1999
                                    --Year ended February 28, 1998

    Summary of Accounting Policies
    Notes to Consolidated Financial Statements

(A)(2) THE FOLLOWING EXHIBITS WERE FILED AS A PART OF THIS REPORT AND WILL BE PROVIDED UPON REQUEST.

      3.2  Certificate of Designation of Series C Preferred Stock filed on March 9, 1999.

     4.15  Revolving Credit, Term Loan and Security Agreement by and between SeraCare, Inc.,
           Avre Incorporated, Binary Associates, Inc., SeraCare Acquisitions, Inc., BHM Labs,
           Inc., SeraCare Technology, Inc., Western States Group, Inc., American Plasma, Inc.
           ("Obligors") and Brown Brothers Harriman & Co. and State Street Bank and Trust
           Company ("Lenders") and Brown Brothers Harriman & Co. as Administrative Agent for
           Lenders dated December 31, 1998.

     4.16  Amended and Restated Cross-Guaranty Agreement between "Lenders" and "Obligors" Dated
           December 21, 1998.

     4.17  Amended and Restated Revolving Term Note between and SeraCare, Inc. and Brown
           Brothers Harriman & Co. dated December 21, 1998.

     4.18  Revolving Term Note between and SeraCare, Inc. and State Street Bank & Trust Company
           dated December 21, 1998.

     4.19  Term Promissory Note and SeraCare, Inc. and Brown Brothers Harriman & Co. dated
           December 21, 1998.

     4.20  Term Promissory Note between and SeraCare, Inc. and State Street Bank & Trust Company
           dated December 21, 1998.

     4.21  Amended and Restated Borrowing and Agency Agreement between SeraCare, Inc. and Brown
           Brothers Harriman & Co. Dated December 21, 1998.

     4.22  Amended and Restated Subordination Agreement between Holders of the 12% Senior
           Subordinated Debentures due 2005 of SeraCare, Inc. And Brown Brothers Harriman & Co.
           and State Street Bank & Trust Company ("Lenders") dated December 21, 1998.

     4.23  Subordination Agreement between Barry D. Plost And Brown Brothers Harriman & Co. and
           State Street Bank & Trust Company ("Lenders") dated December 21, 1998.

     4.24  Warrant To Purchase Common Stock of SeraCare, Inc. issued to Brown Brothers Harriman
           & Co. dated December 21, 1998.

     4.25  Warrant To Purchase Common Stock of SeraCare, Inc. issued to State Street Bank dated
           December 21, 1998.

     4.26  Asset Purchase Agreement By and Between AMEX Plasma Management, Inc. and SeraCare,
           Inc. dated October 30, 1998.

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

  6.3      Employment Agreement dated November 14, 1995 between the Company and Brian Olson.

  6.4      Employment Agreement dated September 3, 1996 between the Company and Brad Rabe.

  6.5      Consulting Agreement dated July 2, 1996 between the Company and Samuel Anderson.

  6.6      Bridge Note Agreement dated July 2, 1996 between the Company and Barry D. Plost.

  6.7      Bridge Note Agreement dated July 17, 1996 between the Company and Barry D. Plost.

 EXHIBIT
 NUMBER                                            DESCRIPTION OF DOCUMENT
---------  -------------------------------------------------------------------------------------------------------
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