Form 10QSB
period 1999-05-31
SERACARE INC
filed 1999-07-15
CIK 1016608

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10 - QSB

(X) QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MAY 31, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _______________ to________________.

Commission file number 0-21781

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

As of June 30, 1999, the issuer had 7,644,418 shares of its common stock, $.001 par value issued and outstanding.

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

                        PART  I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS ARE PROVIDED AS FOLLOWS:

                                                                              PAGE
                                                                             NUMBER
        SERACARE, INC. AND SUBSIDIARIES
        CONSOLIDATED FINANCIAL STATEMENTS
        (UNAUDITED)


        Consolidated Statements of Operations - (Unaudited)
         For the three months ended May 31, 1999 and
         For the three months ended May 31, 1998                               3

        Consolidated Balance Sheets -
         as of May 31, 1999 (Unaudited) and
         as of February 28, 1999 (Audited)                                     4


        Consolidated Statements of Cash Flows - (Unaudited)
         For the three month period ended May 31, 1999 and
         For the three month period ended May 31, 1998                         5

        Notes to Consolidated Financial Statements                             7


SeraCare, Inc.
Consolidated Statement of Operations
(In whole dollars, except per share data)
(Unaudited)

                                                             For the Three Months Ended
                                                            ---------------------------
                                                               May 31,         May 31,
                                                                1999            1998
                                                            ------------    -----------
Revenues
  Net sales                                                 $15,899,546     $ 7,661,785
  Income from joint venture                                     189,890         199,638
                                                            ------------    ------------
                                                             16,089,436       7,861,423
Cost of sales                                                11,755,652       5,939,960
                                                            ------------    ------------
Gross profit                                                  4,333,784       1,921,463
General and administrative expenses                           1,518,058         930,717
Non-cash general and administrative expenses                      5,355           5,355
                                                            ------------    ------------
Net income from operations                                    2,810,371         985,391
Interest expense                                                873,748         619,426
Non-cash interest expense                                       312,048         301,449
Other expense (income), net                                     (18,441)       (122,275)
                                                            ------------    ------------
Income before income tax expense and
  cumulative effect of a change in accounting method          1,643,016         186,791
Income tax expense                                              101,867               0
                                                            ------------    ------------
Income before cumulative effect of a change
  in accounting method                                        1,541,149         186,791
Cumulative effect of a change in accounting method, net         719,903               0
                                                            ------------    ------------
Net income                                                  $   821,246     $   186,791
                                                            ============    ============
Earnings per common share
 Basic
  Income before cumulative effect of a change in
    accounting method                                       $      0.20     $      0.03
  Cumulative effect of a change in accounting method              (0.09)           0.00
                                                            ------------    ------------
  Net income                                                $      0.11     $      0.03
                                                            ============    ============
 Diluted
  Income before cumulative effect of a change in
    accounting method                                       $      0.13     $      0.02
  Cumulative effect of a change in accounting method              (0.06)           0.00
                                                            ------------    ------------
  Net income                                                $      0.07     $      0.02
                                                            ============    ============
Weighted average shares issued and outstanding
  Basic                                                       7,644,418       7,210,585
                                                            ============    ============
  Diluted                                                    12,013,022      11,777,067
                                                            ============    ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SeraCare, Inc.
Consolidated Balance Sheets
(In whole dollars)

                                                                               5-31-99          2-28-99
                                                                             (UNAUDITED)       (AUDITED)
                                                                            -------------    -------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                 $  1,057,712     $    843,226
  Accounts receivable                                                         14,697,797       13,619,739
  Inventory                                                                   16,680,106       10,659,226
  Prepaid expenses and other current assets                                      391,066          580,883
                                                                            -------------    -------------
    Total Current Assets                                                      32,826,681       25,703,074
                                                                            -------------    -------------
PROPERTY AND EQUIPMENT - NET                                                   4,751,274        4,632,159
FDA LICENSES, less accumulated amortization
  of $224,159 and $145,716                                                     8,018,209        7,836,942
DONOR BASE AND RECORDS, less accumulated
  amortization of $249,248 and $173,834                                        4,405,748        4,376,488
REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCATED
  TO IDENTIFIABLE ASSETS, less accumulated amortization
  of $126,845 and $117,203                                                       644,608          654,250
GOODWILL, less accumulated amortization of $957,818
  and $770,946                                                                11,694,889       11,798,511
DEFERRED BOND DISCOUNT, less accumulated
  amortization of $1,531,416 and $1,234,954                                    6,795,489        7,091,952
OTHER ASSETS                                                                   1,763,157        2,482,886
                                                                            -------------    -------------
TOTAL ASSETS                                                                $ 70,900,055     $ 64,576,262
                                                                            =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                     $  5,805,782     $  2,535,050
  Accrued payroll and related expenses                                           686,949          366,475
  Accrued expenses                                                             3,068,861        2,219,957
  Deferred income                                                                397,353          397,353
  Line of credit                                                               9,940,000        8,840,000
  Bridge loans from related parties                                              123,000          123,000
  Notes payable                                                                  395,511          297,746
  Current portion of long-term debt                                            1,220,263        1,199,909
                                                                            -------------    -------------
  Total current liabilities                                                   21,637,719       15,979,490
                                                                            -------------    -------------
LONG-TERM DEBT                                                                22,784,262       22,895,014
SERIES A REDEEMABLE PREFERRED STOCK, $.001 par value, 25,000,000 shares authorized; 100 and 400 shares
  issued and outstanding                                                          15,177           60,107
STOCKHOLDERS' EQUITY
  Series B convertible preferred stock, $.001 par value, 15,000 shares authorized and outstanding.
    Liquidation value $100 per share                                                  15               15
  Series C convertible preferred stock, $.001 par value,
    22,500 shares authorized and outstanding.
    Liquidation value $100 per share                                                  22               22
  Common stock, $.001 par value, 25,000,000 shares authorized
    7,644,418 issued and outstanding                                               7,644            7,644
  Additional paid-in capital                                                  22,982,605       22,982,605
  Retained earnings                                                            3,472,611        2,651,365
                                                                            -------------    -------------
TOTAL STOCKHOLDERS' EQUITY                                                    26,462,897       25,641,651
                                                                            -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 70,900,055     $ 64,576,262
                                                                            =============    =============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SeraCare, Inc.
Consolidated Statement of Cash Flows
(In whole dollars)
(Unaudited)

                                                            For the Three Months Ended
                                                            --------------------------
                                                              May 31,         May 31,
                                                               1999            1998
                                                            -----------    -----------
INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                         $   821,246     $   186,791
  Adjustments to reconcile net income (loss) to
     cash provided by (used in) operating activities:
        Depreciation and amortization                           487,927         279,840
        Income from joint venture                              (189,890)       (199,638)
        Non-cash interest expense                               312,048         301,449
        Non-cash general and administrative expense               5,355           5,355
        (Increase) decrease from changes in:
           Accounts receivable                               (1,078,058)     (3,934,502)
           Inventory                                         (6,020,880)     (1,764,244)
           Prepaid expenses and other current assets            189,817        (563,651)
           Other assets                                         719,729        (272,814)
           Accounts payable                                   3,270,732         565,006
           Accrued payroll and related expenses                 320,474          92,656
           Accrued expenses                                     848,904         168,225
           Deferred income                                            0         (34,656)
                                                            ------------    ------------
Net cash used in operating activities                          (312,596)     (5,170,183)
                                                            ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                          (260,971)       (170,902)
  Additions to other intangible assets                                0        (582,434)
  Distributions from unconsolidated subsidiary                   90,000         100,000
  Additions to FDA licenses                                    (259,710)              0
  Additions to donor base and records                          (104,674)       (120,417)
                                                            ------------    ------------
Net cash used in investing activities                          (535,355)       (773,753)
                                                            ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advances under line of credit                               1,100,000       3,207,000
  Repayments of long-term debt                                  (90,398)         (2,934)
  Repayments of notes payable                                    (2,235)       (208,500)
  Repayments of bridge loans from related parties                     0      (1,126,000)
  Payments on redemption of preferred stock                     (44,930)        (41,486)
  Borrowings under notes payable                                100,000               0
                                                            ------------    ------------
Net cash provided by financing activities                     1,062,437       1,828,080
                                                            ------------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                       214,486      (4,115,856)
CASH AND CASH EQUIVALENTS, beginning of period                  843,226       5,497,524
                                                            ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                    $ 1,057,712     $ 1,381,668
                                                            ============    ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SeraCare, Inc.
Consolidated Statement of Cash Flows
(In whole dollars)
(Unaudited)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
(a) Cash paid for:
          Interest                                        $768,466      $316,407
          State income taxes                               $16,045      $      -


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         SeraCare, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.  STATEMENT OF INFORMATION FURNISHED

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position of SeraCare, Inc. and Subsidiaries as of May 31, 1999, and the results of their operations and cash flows for the three months ended May 31, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1999.

The results of operations for the three month period ended May 31, 1999 are not necessarily indicative of the results to be expected for any other period or for the entire current fiscal year.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules to Form 10-QSB. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1999.

2.  EARNINGS PER SHARE

Basic earnings (loss) per common share amounts for the three months ended May 31, 1999 and 1998 have been calculated based upon the weighted average number of shares actually outstanding during the period. Diluted earnings per share for the same three month periods were calculated by considering common stock options, purchase warrants and convertible debt instruments which are deemed common stock equivalents in such calculation.

3.  DEFERRED INCOME

As of May 31, 1999, the Company had received cash advances from a customer totaling $397,353. These advances were used primarily for working capital related principally to the newly established centers. Under a settlement agreement with the customer, such amount was repaid in June 1999.

4.  ACQUISITIONS

Effective July 6, 1998, the Company acquired all of the capital stock of American Plasma, Inc. ("American") located in Houston, Texas. American operates eleven plasmapheresis centers.

In October, 1998, the Company acquired certain of the operating assets of a plasma center in Baton Rouge, Louisiana for Amex Plasma Management, Inc.

                         SeraCare, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

4.  ACQUISITIONS (CONTINUED)

The unaudited proforma results of operations, assuming these acquisitions had occurred as of the beginning of the 1998 quarter for revenue, net loss per share, are as follows:

                                                         Quarter Ended
                                                         May 31, 1999
                                                         -------------
Revenue                                                    $10,905,288
Net income                                                 $    55,976
Income per share
  Basic                                                    $     .0078
  Diluted                                                  $     .0048


5.  INCOME TAXES

The difference between the reported tax provision and the statutory rate applied to the pre-tax income for the three months ended May 31, 1999 is primarily the result of the expected realization of deferred tax assets relating to the utilization of certain loss carryforwards and the application of available loss carryforwards in the calculation of an effective tax rate which was based upon annualizing the financial results for the quarter.

6.  CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING METHOD, NET

Effective March 1, 1999, the Company adopted Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5) issued by the American Institute of Certified Public Accountants. SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred. Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, initiating a new process in an existing facility, or commencing some new operation.

SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Accordingly, the Company wrote off the approximate $719,903 (net of $44,634 of tax benefit) of start-up costs that had been previously capitalized and included in other assets. In accordance with SOP 98-5, the write-off of such costs is being reported as a cumulative effect of a change in accounting method. Also, in accordance with SOP 98-5, prior periods have not been restated.

To the extent that the Company establishes new start-up centers, the inability to defer start-up costs will result in a decrease in its results of operations during the start-up period. The adoption of SOP 98-5 may also have a negative impact on the Company's strategic plan for expansion because of the inability to match the cost of establishing a new center with the revenue derived from such center even when all production from the center has been contractually committed. The Company is currently evaluating alternative strategies for achieving its growth objective.

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

                              RESULTS OF OPERATIONS

 THREE MONTHS ENDED MAY 31, 1999 AS COMPARED TO THREE MONTHS ENDED MAY 31, 1998

REVENUE

Net revenue of the Company increased by 105%, or $8,228,013 to $16,089,436 during the current year period. This improvement was primarily the result of higher revenue relating to the Biologics Division. Plasma collections by the Company's Biologics Division were up by 75 percent to about 134,566 liters during the current period due primarily to the acquisition of American Plasma, Inc. in July 1998, the purchase certain of the operating assets of Amex Plasma Management, Inc. in October 1998 and the continued ramp-up of the eleven centers established by the Company during the past two years.

GROSS PROFIT

Gross profit increased by $2,412,321 or 126% percent in the current year period to $4,333,784. The increased revenues as discussed above were substantially offset by the higher salaries costs, donor fees, softgoods and testing costs and other operating costs resulting from the increase in the volume of plasma collected.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses in the current quarter increased by $587,341 to $1,523,413, an increase of 62% due mainly to the higher salaries, legal and professional fees, travel and insurance costs associated with the expanded operations of the Company.

INTEREST EXPENSE

Interest paid during the current period increased by $254,322 to $873,748 due primarily to the higher debt required to finance acquisitions and the increased working capital needs of the Company. The non-cash interest of $312,048 primarily represents the amortization of the bond discount associated with the February 1998 $16.0 million subordinated debenture issue.

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING METHOD

As a result of the above, income before the cumulative effect of a change in accounting method for the three months ended May 31, 1999 was $1,541,149 compared to $186,791 for the same prior year period.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING METHOD

Effective March 1, 1999, the Company adopted Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5) issued by the American Institute of Certified Public Accountants. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, and requires that the costs of start-up activities be expensed as incurred. Accordingly, the Company wrote off $719,903 (net of $44,634 of tax benefit) of start-up costs that had been previously capitalized and was included in other assets as of February 28, 1999. In accordance with SOP 98-5, the write-off of such costs is being reported as a cumulative effect of a change in accounting method and prior periods have not been restated.

NET INCOME

As a result of the above, net income for the three months ended May 31, 1999 was $821,246 compared to $186,791 for the same prior year period.

                         LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 1999 the Company's current assets exceeded current liabilities by $11,188,962. The use of cash during the quarter was consistent with the Company's strategic plan for strong growth and the Company feels that progress has been made during the period. With a continuation of a strategic focus on growth, the short-term impact on the Company's earnings and cash flow has been to defer significant profitability and positive cash flows. The Company believes, however, that the acquisition of American Plasma, Inc. in July 1998 and the purchase certain of the operating assets of Amex Plasma Management, Inc. in October 1998 plus the continuing ramp-up of the newly established centers located in: Pasco, Washington; Toledo, Ohio; Raleigh, North Carolina; Macon, Georgia; Clearfield, Utah; Pocatello, Idaho; Savannah, Georgia; Wilmington, Delaware; Port Arthur, Texas; Lancaster, Pennsylvania; and, Reading, Pennsylvania represent significant progress toward certain of the Company's strategic objectives.

Net cash used in operating activities during the three-month period ended May 31, 1999 was $312,596 compared to $5,170,183 during the same prior year period. The current year quarter results were due primarily to the increase in accounts receivable and inventory partially offset by the increases in accounts payable and other accrued expenses, a decrease of $719,729 in other assets and net income of $821,246. Also contributing was an increase in accounts receivable resulting from the payment terms of the Grupo Grifols sales agreement and an increase in inventory due to a thirty day hold period pursuant to the terms of the Grupo Grifols agreement.

Cash flows used in investing activities for the three months ended May 31, 1999 was $535,355 compared to $733,753 for the comparable prior year period. The current period decrease resulted primarily from the capital requirements of the newly established plasma collection centers in Pocatello, Wilmington, Savannah, Lancaster and Reading.

Cash flow provided by financing activities was $1,062,437 for the current year period compared to $1,828,080 for the comparable prior period. The current quarter decrease was mostly due to advances under the revolving line of credit.

Management is currently negotiating a $5.0 million expansion of its existing senior facility and believes that the increase and internally generated cash flow will be sufficient to meet the ongoing working capital requirements of the Company's current operations for the balance of fiscal 1999. Any significant expansion or acquisition however, will need be funded externally by some combination of bridge financing, private placement(s), and/or a possible public offering.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

During the period March 1, 1999 through July 9, 1999, the Company received four warning letters from the Food and Drug Administration relating to violations of certain FDA procedures. The Company believes it has taken appropriate actions to correct the observations cited in the warning letters and has notified the FDA of such corrective actions in writing. As of the date hereof, the Company has received no further correspondence from the FDA with respect to these matters. There can be no assurances, however, that the corrective actions taken by the Company will be deemed sufficient by the FDA or that the Company will not become subject to further warnings or penalties with respect to these matters.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   SERACARE, INC.
                                                   (Registrant)

Dated: July 14, 1999             By:     /s/ BARRY D. PLOST
                                         -------------------------------------
                                         Barry D. Plost, President & CEO

                                 By:     /s/ JERRY L. BURDICK
                                         -------------------------------------
                                         Jerry L. Burdick
                                         Principal  Accounting and
                                         Finance Officer