Form 10QSB
period 1999-08-31
SERACARE INC
filed 1999-10-15
CIK 1016608

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1999


(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934  (NO FEE REQUIRED)

For the transition period from ________________________ to ___________________.

Commission file number   0-21781
                       ------------


                                 SERACARE, INC.
      ---------------------------------------------------------------------
      (Exact name of Small Business Registrant as specified in its charter)

           DELAWARE                                       95-4343492
-------------------------------                       --------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

1925 CENTURY PARK EAST, SUITE 1970
LOS ANGELES, CALIFORNIA                                      90067
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number:  (310) 772-7777
                               ----------------

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

As of August 31, 1999, the issuer had 7,644,418 shares of its common stock, $.001 par value issued and outstanding.

Transitional Small Business Disclosure Format  Yes     No  X
                                                  ----   ----

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS ARE PROVIDED AS FOLLOWS:

                                                                                          PAGE
                                                                                         NUMBER
              SERACARE, INC. AND SUBSIDIARIES
              CONSOLIDATED FINANCIAL STATEMENTS
              (UNAUDITED)
              Consolidated Statements of Operations - (Unaudited)
                 For the three and six months ended August 31, 1999 and
                 For the three and six months ended August 31, 1998                         3

              Consolidated Balance Sheets -
                 as of August 31, 1999 (Unaudited) and
                 as of February 28, 1999 (Audited)                                          4

              Consolidated Statements of Cash Flows - (Unaudited)
                 For the six months ended August 31, 1999 and
                 For the six months ended August 31, 1998                                   5 - 6

              Notes to Consolidated Financial Statements                                    7



ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.                                               10

                            PART II OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                     14

ITEM 5. OTHER INFORMATION                                                                   14

ITEM 6. EXHIBITS                                                                            14

SIGNATURES                                                                                  15


SERACARE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(IN WHOLE DOLLARS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                         For the Six Months Ended                 For the Three Months Ended
                                                  --------------------------------------    ---------------------------------------
                                                     August 31,           August 31,             August 31,          August 31,
                                                        1999                 1998                   1999                1998
                                                  ----------------   -------------------    ------------------    -----------------
Revenues
  Net sales                                         $ 28,941,531         $ 18,484,377          $ 13,041,985        $ 10,822,592
  Income from joint venture                              505,340              388,623               315,450             188,985
                                                    ------------         ------------          ------------        ------------

                                                      29,446,871           18,873,000            13,357,435          11,011,577

Cost of sales                                         22,507,161           14,655,794            10,751,509           8,440,938
                                                    ------------         ------------          ------------        ------------

Gross profit                                           6,939,710            4,217,206             2,605,926           2,570,639

General and administrative expenses                    3,356,380            1,717,687             1,838,322           1,061,866

Non-cash general and administrative expenses              10,710               10,710                 5,355               5,355
                                                    ------------         ------------          ------------        ------------

Net income from operations                             3,572,620            2,488,809               762,249           1,503,418

Interest expense                                       1,798,082            1,433,266               924,334             813,840

Non-cash interest expense                                624,096              613,497               312,048             312,048

Other expense (income), net                              (42,086)            (451,436)              (23,645)           (329,161)
                                                    ------------         ------------          ------------        ------------

Income before income tax expense and
  cumulative effect of change in accounting method     1,192,528              893,482              (450,488)            706,691

Income tax expense                                        19,080                    0               (82,787)                  0
                                                    ------------         ------------          ------------        ------------

Income before cumulative effect of change
  in accounting method                                 1,173,448              893,482              (367,701)            706,691

Cumulative effect of change in accounting method,
  net                                                   (719,903)                   0                     0                   0
                                                    ------------         ------------          ------------        ------------

Net income                                          $    453,545         $    893,482          $   (367,701)       $    706,691
                                                    ============         ============          ============        ============

Earnings per common share

Basic

  Income before cumulative effect of change in
    accounting method                               $       0.15         $       0.12          $      (0.05)       $       0.10
  Cumulative effect of change in accounting method         (0.09)                0.00                  0.00                0.00
                                                    ------------         ------------          ------------        ------------

  Net income                                        $       0.06         $       0.12          $      (0.05)       $       0.10
                                                    ============         ============          ============        ============

Diluted

  Income before cumulative effect of change in
    accounting method                               $       0.09         $       0.08                 (0.03)       $       0.06
  Cumulative effect of change in accounting method         (0.06)                0.00                  0.00                0.00
                                                    ------------         ------------          ------------        ------------

  Net income                                        $       0.04         $       0.08          $      (0.03)       $       0.06
                                                    ============         ============          ============        ============


Weighted average shares issued and outstanding

  Basic                                                7,773,585            7,243,918             7,902,752           7,277,252
                                                    ============         ============          ============        ============

  Diluted                                             12,363,311           11,777,067            12,465,459          11,777,067
                                                    ============         ============          ============        ============

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


SERACARE, INC.
CONSOLIDATED BALANCE SHEET
AS OF AUGUST 31, 1999                                                                8-31-99                  2-28-99
(IN WHOLE DOLLARS)                                                                 (Unaudited)               (Audited)
                                                                               ---------------------    --------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                      $       526,089          $      843,226
  Accounts receivable                                                                 13,475,328              13,619,739
  Inventory                                                                           20,620,369              10,659,226
  Prepaid expenses and other current assets                                              562,310                 580,883
                                                                                 ---------------          --------------
    Total Current Assets                                                              35,184,096              25,703,074
                                                                                 ---------------          --------------

PROPERTY AND EQUIPMENT - NET                                                           5,911,888               4,632,159
FDA LICENSES, less accumulated amortization
  of $224,159 and $145,716                                                             8,128,147               7,836,942
DONOR BASE AND RECORDS, less accumulated
  amortization of $249,248 and $173,834                                                4,461,861               4,376,488
REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCATED
  TO IDENTIFIABLE ASSETS, less accumulated amortization
  of $126,845 and $117,203                                                               634,966                 654,250
GOODWILL, less accumulated amortization of $957,818
  and $770,946                                                                        11,460,903              11,798,511
DEFERRED BOND DISCOUNT, less accumulated
  amortization of $1,531,416 and $1,234,954                                            6,499,026               7,091,952
OTHER ASSETS                                                                           1,533,896               2,482,886
                                                                                 ---------------          --------------
TOTAL ASSETS                                                                     $    73,814,783          $   64,576,262
                                                                                 ===============          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                               $    6,054,989           $    2,535,050
  Accrued payroll and related expenses                                                  510,918                  366,475
  Accrued expenses                                                                    2,299,140                2,219,957
  Deferred income                                                                             0                  397,353
  Line of credit                                                                     13,476,000                8,840,000
  Bridge loans from related parties                                                     123,000                  123,000
  Notes payable                                                                         297,746                  297,746
  Current portion of long-term debt                                                   1,949,870                1,199,909
                                                                                ---------------           --------------

  Total current liabilities                                                          24,711,663               15,979,490
                                                                                ---------------           --------------

LONG-TERM DEBT                                                                       22,007,924               22,895,014

SERIES A REDEEMABLE PREFERRED STOCK, $.001 par
  value, 25,000,000 shares authorized; 400 shares
  issued and outstanding at 2/28/99                                                           0                   60,107
STOCKHOLDERS' EQUITY
  Series B convertible preferred stock, $.001 par value,
    15,000 shares authorized and outstanding at 2/28/99.                                      0                       15
  Series C convertible preferred stock, $.001 par value,
     22,500 shares authorized and outstanding.
     Liquidation value $100 per share                                                        22                       22
  Common stock, $.001 par value, 25,000,000 shares authorized
     Issued and outstanding - 8,219,418 and 7,644,418 respectively                        7,859                    7,644
  Additional paid-in capital                                                         23,982,405               22,982,605
  Retained earnings                                                                   3,104,910                2,651,365
                                                                                ---------------           --------------
Total stockholders' equity                                                           27,095,196               25,641,651
                                                                                ---------------           --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $    73,814,783           $   64,576,262
                                                                                ===============           ==============


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


SERACARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN WHOLE DOLLARS)
(UNAUDITED)                                                                          For the Six Months Ended
                                                                        --------------------------------------------------------
                                                                               August 31,                    August 31,
INCREASE (DECREASE) IN CASH                                                       1999                          1998
                                                                        --------------------------   ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                      $453,545                      $893,482
  Adjustments to reconcile net income (loss) to
     cash provided by (used in) operating activities:
        Depreciation and amortization                                                     924,822                       665,110
        Income from joint venture                                                        (505,340)                     (388,623)
        Gain on sale of land and buildings                                                      0                      (533,547)
        Non-cash interest expense                                                         624,096                       613,487
        Non-cash general and administrative expense                                        10,710                        10,710
        (Increase) decrease from changes in:
           Accounts receivable                                                            144,411                    (2,830,874)
           Inventory                                                                   (9,961,143)                   (3,310,447)
           Prepaid expenses and other current assets                                       18,573                    (1,022,073)
           Other assets                                                                 1,027,451                      (439,055)
           Accounts payable                                                             3,519,939                      (887,277)
           Accrued payroll and related expenses                                           144,443                        50,746
           Accrued expenses                                                               160,383                         5,320
           Deferred income                                                               (397,353)                     (733,825)
                                                                        --------------------------   ---------------------------
Net cash used in operating activities                                                  (3,835,463)                   (7,906,866)
                                                                        --------------------------   ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                                  (1,615,979)                     (553,947)
  Proceeds from sale of land and buildings                                                                              801,891
  Cash paid to purchase American Plasma, Inc., net                                                                   (7,824,065)
  Additions to other intangible assets                                                     (3,284)                   (1,004,433)
  Distributions from unconsolidated subsidiary                                            385,000                       235,000
  Additions to FDA licenses                                                              (448,054)                            0
  Additions to donor base and records                                                    (238,121)                     (257,855)

                                                                        --------------------------   ---------------------------
Net cash used in investing activities                                                  (1,920,438)                   (8,603,409)
                                                                        --------------------------   ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances under line of credit                                                         4,636,000                    10,511,000
  Repayments of long-term debt                                                           (617,129)                      (28,740)
  Repayments of notes payable                                                                                          (558,500)
  Repayments of bride loans from related parties                                                0                    (1,376,000)
  Proceeds from issuance of stock                                                                                       300,000
  Proceeds from bridge loans from related parties                                                                     1,250,000
  Payments on redemption of preferred stock                                               (60,107)                      (83,807)
  Issuance of stock for property and equipment                                          1,000,000
  Borrowings under notes payable                                                          480,000                     2,000,000

                                                                        --------------------------   ---------------------------
Net cash provided by financing activities                                               5,438,764                    12,013,953
                                                                        --------------------------   ---------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (317,137)                   (4,496,322)

CASH AND CASH EQUIVALENTS, beginning of period                                            843,226                     5,497,524
                                                                        --------------------------   ---------------------------

CASH AND CASH EQUIVALENTS, end of period                                                 $526,089                    $1,001,202
                                                                        ==========================   ===========================


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SERACARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN WHOLE DOLLARS)
(UNAUDITED)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
(a) Cash paid for:
          Interest                                                 $1,642,966                      $483,236
          State income taxes                                          $76,320                            $0


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         SeraCare, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.    STATEMENT OF INFORMATION FURNISHED

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position of SeraCare, Inc. and Subsidiaries as of August 31, 1999, and the results of their operations and cash flows for the three months and six months ended August 31, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1999.

The results of operations for the three and six months ended August 31, 1999 are not necessarily indicative of the results to be expected for any other period or for the entire current fiscal year.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules to Form 10-QSB. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB-A for the fiscal year ended February 28, 1999.

2.    EARNINGS PER SHARE

Basic earnings per common share amounts for the three and six months ended August 31, 1999 and 1998 have been calculated based upon the weighted average number of shares actually outstanding during the period. Diluted earnings per share for the same periods have been calculated by considering common stock options, purchase warrants and convertible debt instruments which are deemed common stock equivalents in such calculations.

3.    CREDIT FACILITY

Effective July 15, 1999 the Company modified its existing senior credit facility to increase the revolving line of credit from $10 million to $15 million and to modify the terms of the Revolving Term Notes and the Term Promissory Notes. Interest on the amended notes accrues at a per annum rate equal to the Wall Street Journal Prime Rate plus .25% for the Revolving Term Notes (aggregate of $15,000,000) and at a per annum rate equal to the Wall Street Journal Prime Rate plus .50% for the Term Promissory Notes (aggregate of $7,000,000). The Company may also elect to base the interest rate on a LIBOR rate. Additionally, a covenant was changed relating to the maintenance of the tangible capital base. As of August 31, 1999, the Company was in violation of a covenant, which was subsequently waived by the lender.

                         SeraCare, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

4.    ACQUISITIONS

Effective on July 6, 1998, the Company acquired all of the capital stock of American Plasma, Inc. ("American") located in Houston, Texas. American operates eleven plasmapheresis centers.

In October, 1998, the Company acquired certain of the operating assets of a plasma center in Baton Rouge, Louisiana from Amex Plasma Management, Inc.

The unaudited proforma results of operations, assuming these acquisitions had occurred as of the beginning of 1998, for revenue, net income and net income per share, are as follows:

                                                           Six Months Ended
                                                            August 31, 1998
                                                           ----------------
Revenue                                                       $22,891,880
Net income                                                    $   700,235
Net income per share
  Basic                                                       $     .0967
  Diluted                                                     $     .0595

Weighted average shares issued and outstanding:

  Basic                                                         7,243,918
  Diluted                                                      11,777,067


5.    INCOME TAXES

The income taxes provided during the period are for certain franchise taxes. No Federal taxes on income have been provided due to the utilization of available loss carryforwards.

                         SeraCare, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

6.    CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING METHOD, NET

Effective March 1, 1999, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5) issued by the American Institute of Certified Public Accountants. SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred. Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, initiating a new process in an existing facility, or commencing some new operation.

SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Accordingly, the Company wrote off the approximate $720,000 (net of $44,600 of tax benefits) of start-up costs that had been previously capitalized and included in other assets. In accordance with SOP 98-5, the write-off of such costs is being reported as a cumulative effect of a change in accounting method. Also, in accordance with SOP 98-5, prior periods have not been restated.

To the extent that the Company establishes new start-up centers, the inability to defer start-up costs will result in a decrease in its results of operations during the start-up period. The adoption of SOP 98-5 may also have a negative impact on the Company's strategic plan for expansion because of the inability to match the cost of establishing a new center with the revenue derived from such center, even when all production from the center has been contractually committed. The Company is currently evaluating alternative strategies for achieving its grow objective.

7.   CONVERSION OF SERIES B PREFERRED STOCK

In August 1999, the holders of 15,000 shares of Series B convertible preferred stock elected to convert such shares into 300,000 shares of the Company's common stock. In addition, pursuant to certain price protection terms of the preferred stock agreement, an additional 75,000 shares of common stock was issued.

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

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1999 AS COMPARED TO THREE MONTHS ENDED AUGUST 31, 1998

REVENUE
Total revenue of the Company increased by 21% or $2,345,858 to $13,357,435 during the three-month period. This improvement was primarily the result of higher revenue relating to the Biologics Division, and to increased revenues from its manufacturing operations. The increase in revenues from the Biologics division is due primarily to the acquisition of American Plasma, Inc. in July, 1998 (11 collection centers), the purchase of certain of the operating assets of Amex Plasma Management, Inc. in October 1998 and the continued ramp-up of the eleven centers established by the Company during the past two years. Increases in manufacturing revenues are primarily due to increased sales of lab calibration products.

GROSS PROFIT
Gross profit decreased, as a percentage of sales, to $2,605,926, or 20%, in the three-month period from 23% of sales during the prior year period. The decreased margin is primarily due to the increased costs of producing source plasma during the current year, in part due to the Company's inability to capitalize certain start-up costs of developing centers and to increased staffing requirements at existing centers as a result of FDA compliance issues.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses in the current quarter increased by $776,456 to $1,843,677, an increase of 73%, due mainly to higher salaries, legal and professional fees, travel and insurance costs associated with the expanded operations of the Company. The Company established an administrative office for its Biologics division and has increased its sales staff at its Western States division.

INTEREST EXPENSE
Interest paid increased by $110,494 to $924,334 due primarily to the higher debt required to finance acquisitions and the increased working capital needs of the Company. The non-cash interest of $312,048 represents the amortization of the bond discount associated with the February 1998 $16.0 million subordinated debenture issue.

OTHER INCOME
Other income in the 1998 quarter is principally the gain from the sale of certain properties during the period.

NET INCOME
As a result of the above, net loss for the three months ended August 31, 1999 was ($367,701) as compared to a net income of $706,691 for the same prior year period.

SIX MONTHS ENDED AUGUST 31, 1999 AS COMPARED TO SIX MONTHS ENDED AUGUST 31, 1998

REVENUE
Total revenue of the Company increased by 56% or $10,573,871 to $29,446,871 during the six-month period. This improvement was primarily the result of higher revenue relating to the Biologics Division and to increased revenues from its manufacturing operations. The increase in revenues from the Biologics division is due primarily to the acquisition of American Plasma, Inc. in July, 1998 (11 collection centers), the purchase of certain of the operating assets of Amex Plasma Management, Inc. in October 1998 and the continued ramp-up of the eleven centers established by the Company during the past two years. Increases in manufacturing revenues are primarily due to increased sales of lab calibration products.

GROSS PROFIT
Gross profit increased, as a percentage of sales, to $6,939,710, or 24%, in the six-month period from 22% of sales during the prior year period. The increased margin is primarily due to the acquisition of certain plasma centers during the current year that produce a higher yield, in relation to operating costs. The margin increases, as a percentage of sales, are mitigated by increased costs of producing source plasma during the current year, primarily as a result of the Company's inability to capitalize certain start-up costs of developing centers and to increased staffing requirements at existing centers as a result of FDA compliance issues.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses in current period increased by $1,638,693 to $3,367,090, an increase of 95% due mainly to higher salaries, legal and professional fees, travel and insurance costs associated with the expanded operations of the Company.

INTEREST EXPENSE
Interest paid increased by $364,816 to $1,798,082 due primarily to the increased debt required to finance acquisitions and the increased working capital needs of the Company. The non-cash interest of $624,096 represents the amortization of the bond discount associated with the February 1998 $16.0 million subordinated debenture issue.

OTHER INCOME
Other income in the 1998 period is principally the gain from the sale of certain properties during the period.

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING METHOD
As a result of the above, income before the cumulative effect of a change in accounting method for the six months ended August 31, 1999 was $1,173,448 as compared to $893,482 for the same prior year period.

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

NET INCOME
As a result of the above, there was a net income for the six months ended August 31, 1999 of $453,545 compared to a net income of $893,482 for the same prior year period.

                         LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 1999 the Company's current assets exceeded current liabilities by $10,472,433. The use of cash during the quarter was consistent with the Company's strategic plan for strong growth and the Company feels that progress has been made during the period. With a continuation of a strategic focus on growth, the short-term impact on the Company's earnings and cash flow has been to defer profitability and positive cash flows. The Company believes, however, that the acquisitions of American Plasma, Inc. in July 1998 and the purchase of certain of the operating assets of Amex Plasma Management, Inc. in October 1998 plus the continuing ramp-up of the newly established centers located in Pasco, Washington; Toledo, Ohio; Raleigh, North Carolina; Macon, Georgia; Clearfield, Utah; Pocatello, Idaho; Savannah, Georgia; Wilmington, Delaware; Port Arthur, Texas; Lancaster, Pennsylvania and Reading, Pennsylvania represent substantial progress toward becoming a significant company within the plasma products industry.

Net cash used in operating activities during the six-month period ended August 31, 1999 was $3,835,463 compared to $7,906,866 during the same prior year period. The decrease in cash used, as compared to the prior year period, was due primarily to an increase in inventory partially offset by increases in accounts payable and other accrued expenses attributable to the acquisitions of American Plasma, Inc., Western States Plasma Group, Inc. and Consolidated Technologies during the prior year. Inventory increases also resulted from the terms of certain sales agreements and an increase in inventory due to the Applicant Donor program initiated by ABRA and effective July 1, 1998.

Cash flows used in investing activities for the six months ended August 31, 1999 was $1,920,438 compared to $8,603,409 for the comparable prior year period. During the prior year, capital applications were made primarily for the acquisition of American Plasma, Inc. and investments were also made in the newly established plasma collection centers in Raleigh, Macon, Pasco, Toledo, Pocatello, Wilmington and Savannah.

Cash flow provided by financing activities was $4,438,764 for the current year period compared to $12,013,953 for the comparable prior year period. This increase was mostly due to advances under the new revolving line of credit, which was used in part to finance the acquisition of American Plasma, Inc. and partially to provide working capital for the newly acquired and start-up operations.

The Company has been impacted by a trend toward increased scrutiny and regulatory enforcement activities by the Food and Drug Administration (FDA), which has been directed towards the plasma collection industry. The Company has responded by increasing its internal quality control enforcement oversight personnel and believes that its standards are among the finest in the industry, however, the increased staffing has resulted in permanent cost increases in its operations. Such increases may be passed on to customers in the form of higher prices in the future, however, there can be no assurance that such price increases will be possible or that further cost increases may become necessary in the future. The Company also has experienced fluctuations in short-term earnings and cash flow that have resulted from the timing of shipments. The increase in the revolving line of credit has been effected in response to these fluctuations in cash flow from operations.

Management believes that internally generated cash flow combined with the $15 million revolving line of credit will be sufficient to meet the Company's working capital requirements for the balance of fiscal 2000. However, any significant expansion or acquisition will need to be funded by a combination of internally generated cash flows, short-term bridge financing, private placements, and/or a possible public offering. In addition, the Company is currently evaluating various alternatives for restructuring its current debt position.

                            PART II OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     As of August 31, 1999, the Company was in violation of a covenant relating to its senior credit facility of $22 million, which was subsequently waived by the lender.

ITEM 5. OTHER INFORMATION

     On September 10, 1999, the Company announced the appointment of James Linesch as Chief Financial Officer, succeeding Jerry Burdick who was appointed Executive Vice President of Administration.

ITEM 6. EXHIBITS

     Exhibit 6.20 - Employment agreement dated September 9, 1999 between the Company and James Linesch

     Exhibit 27   - Financial Data Schedule

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                        SeraCare, Inc.
                        --------------
                         (Registrant)


Dated: October 14, 1999             By:     /s/  Barry D. Plost
                                            -------------------------------
                                            Barry D. Plost, President & CEO

                                    By:     /s/ James Linesch
                                            -------------------------------
                                            James Linesch
                                            Principal Accounting and
                                            Finance Officer

                                    EXHIBITS


     Exhibit 6.20 - Employment agreement dated September 9, 1999 between the Company and James Linesch

     Exhibit 27   - Financial Data Schedule