Form 10QSB
period 1999-11-30
SERACARE INC
filed 2000-01-13
CIK 1016608

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - QSB

(X) QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period  ended  NOVEMBER 30, 1999


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______________________ to____________________.

Commission file number   0-21781
                       ------------------------------------------------------

                                 SERACARE, INC.
-----------------------------------------------------------------------------
      (Exact name of Small Business Registrant as specified in its charter)

           DELAWARE                                       95-4343492
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

1925 CENTURY PARK EAST, SUITE 1970
LOS ANGELES, CALIFORNIA                                        90067
----------------------------------------                    ---------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number:  (310) 772-7777
                                --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ( X ) Yes ( ) No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ( X ) No ( )

As of November 30, 1999, the issuer had 8,369,418 shares of its common stock, $.001 par value issued and outstanding.

Transitional Small Business Disclosure Format  Yes___ No _X__

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS ARE PROVIDED AS FOLLOWS:

                                                                                          PAGE
                                                                                         NUMBER
                                                                                         -------
SERACARE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



Consolidated Statements of Operations - (Unaudited)
   For the three and nine months ended November 30, 1999 and
   For the three and nine months ended November 30, 1998                                  3

Consolidated Balance Sheets -
   as of November 30, 1999 (Unaudited) and
   as of February 28, 1999 (Audited)                                                      4


Consolidated Statements of Cash Flows - (Unaudited)
   For the nine months ended November 30, 1999 and
   For the nine months ended November 30, 1998                                            5 - 6

Notes to Consolidated Financial Statements                                                7

SERACARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In whole dollars, except per share data)
(Unaudited)

                                                            FOR THE NINE MONTHS ENDED                FOR THE THREE MONTHS ENDED
                                                         ---------------------------------       --------------------------------
                                                         NOVEMBER 30,         NOVEMBER 30,         NOVEMBER 30,      NOVEMBER 30,
                                                             1999                1998                 1999               1998
                                                         ------------        -------------       --------------      ------------
Revenues
  Net sales                                              $ 45,718,424        $ 31,316,613        $ 16,776,893        $ 13,607,539
  Income from joint venture                                   633,350             650,168             128,010             261,545
                                                         ------------        -------------       --------------      ------------
                                                           46,351,774          31,966,781          16,904,903          13,869,084
Cost of sales                                              37,749,529          24,775,955          15,242,368          11,170,360
                                                         ------------        -------------       --------------      ------------
Gross profit                                                8,602,245           7,190,826           1,662,535           2,698,724
General and administrative expenses                         5,207,061           3,022,427           1,850,681           1,029,844
Non-cash general and administrative expenses                   16,065              16,065               5,355               5,355
                                                         ------------        -------------       --------------      ------------
Net income (loss) from operations                           3,379,119           4,152,334            (193,501)          1,663,525
Interest expense                                            2,712,506           2,301,523             914,424             868,257
Non-cash interest expense                                     936,144             936,144             312,048             322,647
Other expense (income), net                                   (59,313)           (601,308)            (17,227)           (149,872)
                                                         ------------        -------------       --------------      ------------
Income (loss) before income tax expense and
  cumulative effect of change in accounting method           (210,218)          1,515,975          (1,402,746)            622,493
Income tax expense                                             58,353                   0              39,273                   0
                                                         ------------        -------------       --------------      ------------
Income (loss) before cumulative effect of change
  in accounting method                                       (268,571)          1,515,975          (1,442,019)            622,493
Cumulative effect of change in accounting method, net        (719,903)                  0                   0                   0
                                                         ------------        -------------       --------------      ------------
Net income (loss)                                        $   (988,474)       $  1,515,975        $ (1,442,019)       $    622,493
                                                         ------------        -------------       --------------      ------------
                                                         ------------        -------------       --------------      ------------
Earnings per common share
 Basic
  Income (loss) before cumulative effect of change in
    accounting method                                    $      (0.08)       $       0.21        $      (0.17)       $       0.08
  Cumulative effect of change in accounting method              (0.09)               0.00                0.00                0.00
                                                         ------------        -------------       --------------      ------------
  Net income (loss)                                      $      (0.17)       $       0.21        $      (0.17)       $       0.08
                                                         ------------        -------------       --------------      ------------
                                                         ------------        -------------       --------------      ------------
 Diluted
  Income (loss) before cumulative effect of change in
    accounting method                                    $      (0.08)       $       0.14               (0.17)       $       0.06
  Cumulative effect of change in accounting method              (0.09)               0.00                0.00                0.00
                                                         ------------        -------------       --------------      ------------
  Net income (loss)                                      $      (0.17)       $       0.14        $      (0.17)       $       0.06
                                                         ------------        -------------       --------------      ------------
                                                         ------------        -------------       --------------      ------------
Weighted average shares issued and outstanding
  Basic                                                     8,012,474           7,308,748           8,344,419           7,462,759
                                                         ------------        -------------       --------------      ------------
                                                         ------------        -------------       --------------      ------------
  Diluted                                                   8,012,474          11,066,733           8,344,419          11,308,766
                                                         ------------        -------------       --------------      ------------
                                                         ------------        -------------       --------------      ------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SERACARE, INC.
CONSOLIDATED BALANCE SHEETS
(In whole dollars)

                                                                               11-30-99           2-28-99
                                                                             (UNAUDITED)         (AUDITED)
                                                                             ------------       -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                   $ 1,497,163       $   843,226
  Accounts receivable                                                          14,674,903        13,619,739
  Inventory                                                                    20,896,520        10,659,226
  Prepaid expenses and other current assets                                       732,343           580,883
                                                                             ------------       -----------
    Total Current Assets                                                       37,800,929        25,703,074
                                                                             ------------       -----------
PROPERTY AND EQUIPMENT - NET                                                    6,681,105         4,632,159
FDA LICENSES, less accumulated amortization
  of $318,008 and $145,716                                                      8,342,182         7,836,942
DONOR BASE AND RECORDS, less accumulated
  amortization of $359,160 and $173,834                                         4,547,399         4,376,488
REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCATED
  TO IDENTIFIABLE ASSETS, less accumulated amortization
  of $146,129 and $117,203                                                        625,324           654,250
GOODWILL, less accumulated amortization of $1,203,479
  and $770,946                                                                 11,304,804        11,798,511
DEFERRED BOND DISCOUNT, less accumulated
  amortization of $2,124,343 and $1,234,954                                     6,202,563         7,091,952
OTHER ASSETS                                                                    1,590,452         2,482,886
                                                                             ------------       -----------
TOTAL ASSETS                                                                  $77,094,758       $64,576,262
                                                                             ------------       -----------
                                                                             ------------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                            $10,589,346       $ 2,535,050
  Accrued payroll and related expenses                                            854,052           366,475
  Accrued expenses                                                              1,271,128         2,219,957
  Deferred income                                                                       0           397,353
  Line of credit                                                               14,162,000         8,840,000
  Bridge loans from related parties                                               123,000           123,000
  Notes payable                                                                   144,746           297,746
  Current portion of long-term debt                                             1,949,870         1,199,909
                                                                             ------------       -----------
  Total current liabilities                                                    29,094,142        15,979,490
                                                                             ------------       -----------
LONG-TERM DEBT                                                                 21,700,639        22,895,014

SERIES A REDEEMABLE PREFERRED STOCK, $.001 par value, 25,000,000 shares
  authorized; 400 shares issued and outstanding at 2/28/99                              0            60,107
STOCKHOLDERS' EQUITY
  Series B convertible preferred stock, $.001 par value, 15,000 shares authorized and outstanding at 2/28/99
    Liquidation value $100 per share                                                    0                15
  Series C convertible preferred stock, $.001 par value,
    22,500 shares authorized and outstanding
    Liquidation value $100 per share                                                   22                22
  Common stock, $.001 par value, 25,000,000 shares authorized,
    issued and outstanding - 8,369,418 and 7,644,418 respectively                   8,009             7,644
  Additional paid-in capital                                                   24,629,055        22,982,605
  Retained earnings                                                             1,662,891         2,651,365
                                                                             ------------       -----------
Total stockholders' equity                                                     26,299,977        25,641,651
                                                                             ------------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $77,094,758       $64,576,262
                                                                             ------------       -----------
                                                                             ------------       -----------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SERACARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In whole dollars)
(Unaudited)

                                                                FOR THE NINE MONTHS ENDED
                                                             -------------------------------
                                                             NOVEMBER 30,       NOVEMBER 30,
                                                                1999                1998
INCREASE (DECREASE) IN CASH                                 -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                          $  (988,474)       $  1,515,975
  Adjustments to reconcile net income (loss) to
     cash provided by (used in) operating activities:
        Depreciation and amortization                          1,432,238           1,141,687
        Income from joint venture                               (633,350)           (650,168)
        Gain on sale of land and buildings                             0            (533,547)
        Non-cash interest expense                                936,144             936,144
        Non-cash general and administrative expense               16,065              16,065
        (Increase) decrease from changes in:
           Accounts receivable                                (1,055,164)         (5,179,945)
           Inventory                                         (10,237,294)         (3,580,318)
           Prepaid expenses and other current assets            (151,460)           (185,527)
           Other assets                                        1,037,965            (546,962)
           Accounts payable                                    8,054,293             316,064
           Accrued payroll and related expenses                  487,577                   0
           Accrued expenses                                     (867,629)            154,463
           Deferred income                                      (397,353)           (733,825)
                                                            -------------       ------------
Net cash  used in operating activities                        (2,366,442)         (7,329,894)
                                                            -------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                           (978,185)           (822,653)
  Assets acquired for cash                                             0          (8,028,744)
  Additions to other intangible assets                            (3,284)         (1,827,870)
  Distributions from joint venture                               425,000             415,000
  Additions to FDA licenses                                     (709,016)            (22,629)
  Additions to donor base and records                           (378,615)           (319,946)
                                                            -------------       ------------
Net cash used in investing activities                         (1,644,100)        (10,606,842)
                                                            -------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advances under line of credit                                5,322,000          11,837,000
  Repayments of long-term debt                                  (924,414)           (275,994)
  Repayments of notes payable                                   (153,000)           (808,500)
  Repayments of bridge loans from related parties                      0          (1,526,000)
  Proceeds from issuance of stock                                      0             487,500
  Proceeds from bridge loans from related parties                      0           1,250,000
  Payments on redemption of preferred stock                      (60,107)           (112,494)
  Borrowings under notes payable                                 480,000           2,000,000
                                                            -------------       ------------
Net cash provided by financing activities                      4,664,479          12,851,512
                                                            -------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             653,937          (5,085,224)

CASH AND CASH EQUIVALENTS, beginning of period                   843,226           5,497,524
                                                            -------------       ------------
CASH AND CASH EQUIVALENTS, end of period                    $  1,497,163        $    412,300
                                                            -------------       ------------
                                                            -------------       ------------

    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SERACARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In whole dollars)
(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
(a) Cash paid for:
          Interest                                                 $2,742,878                 $2,301,523
          State income taxes                                       $   58,353                 $        0

(b) Non-cash transactions
        In August, 1999, the Company issued 200,000 shares of common stock in exchange for two centers, located in Lancaster & Reading, Pennsylvania, with a fair market value of $1,000,000.

        In September, 1999, the Company issued 150,000 shares of common stock in exchange for two centers, located in Laredo, Texas and Providence, Rhode Island with a fair market value of $646,800.

        During the nine months ended November 30, 1998, the Company sold land and buildings with a net book value of $441,453 for $975,000, consisting of $150,000 in cash, a note receivable for $651,891 and assumption by the buyer of a $173,109 mortgage payable.




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         SeraCare, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.    STATEMENT OF INFORMATION FURNISHED

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position of SeraCare, Inc. and Subsidiaries as of November 30, 1999, and the results of their operations for the three months and nine months ended November 30, 1999 and 1998 and the cash flows for the nine months ended November 30, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1999.

The results of operations for the three and nine months ended November 30, 1999 are not necessarily indicative of the results to be expected for any other period or for the entire current fiscal year.

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

2.    EARNINGS PER SHARE

Basic earnings per common share amounts for the three and nine months ended November 30, 1999 and 1998 have been calculated based upon the weighted average number of shares actually outstanding during the period. Diluted earnings per share for the three and nine months ended November 30, 1998 have been calculated by considering common stock options, purchase warrants and convertible debt instruments which are deemed common stock equivalents in such calculations. Common stock equivalents have not been included in the calculation of diluted earnings per share for the three and nine month periods ended November 30, 1999 as the inclusion would be anti-dilutive. For the nine months ended November
30, 1999, Earnings Per Share reflect a deemed preferred dividend relating to the issuance of price protection shares (See Note 6).

3.    CREDIT FACILITY

Effective July 15, 1999 the Company modified its existing senior credit facility to increase the revolving line of credit from $10 million to $15 million and to modify the terms of the Revolving Term Notes and the Term Promissory Notes. Interest on the amended notes accrues at a per annum rate equal to the Wall Street Journal Prime Rate plus .25% for the Revolving Term Notes (aggregate of $15,000,000) and at a per annum rate equal to the Wall Street Journal Prime Rate plus .50% for the Term Promissory Notes (aggregate of $7,000,000). The Company may also elect to base the interest rate on a LIBOR rate. Additionally, a covenant was changed relating to the maintenance of the tangible capital base. As of November 30, 1999, the Company was in violation of various covenants. The Company is currently in discussions with the lenders regarding a waiver or restructuring of such covenants.

                         SeraCare, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


4.    INCOME TAXES

The income taxes provided during the period are for certain franchise taxes. No Federal taxes on income have been provided due to the utilization of available loss carryforwards. No deferred taxes have been provided due to the uncertainty of the utilization of the loss carryforwards.

                         SeraCare, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

5.    CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING METHOD, NET

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

6.   CONVERSION OF SERIES B PREFERRED STOCK

In August 1999, the holders of 15,000 shares of Series B convertible preferred stock elected to convert such shares into 300,000 shares of the Company's Common stock. In addition, pursuant to certain price protection terms of the preferred stock agreement, an additional 75,000 shares of common stock were issued.

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

                              RESULTS OF OPERATIONS

     THREE MONTHS ENDED NOVEMBER 30, 1999 AS COMPARED TO THREE MONTHS ENDED
                                NOVEMBER 30, 1998

REVENUE
Total revenue of the Company increased by 22% or $3,035,819 to $16,904,903 during the three-month period. This improvement was primarily the result of higher revenue relating to the Biologics Division, and to increased revenues from its distribution operations. The increase in revenues from the Biologics division is due primarily to the purchase of certain of the operating assets of Amex Plasma Management, Inc. in October 1998, the timing of certain shipments that were delayed from the previous quarter and the continued ramp-up of plasma centers established by the Company during the past two years. Increases in distribution revenues were primarily due to increased sales of plasma products to the diagnostic industry.

GROSS PROFIT
Gross profit decreased, as a percentage of sales, to $1,662,535, or 10%, in the three-month period from 19% of sales during the prior year period. The decreased margin is primarily due to the increased costs of producing source plasma during the current year as a result of: the Company's inability to capitalize certain start-up costs of developing centers; the increased cost of regulatory and FDA compliance, and; the impact of the conversion of one-third of the Company's plasma centers in conjunction with the strategic alliance with a new customer. Also contributing to the reduced margins was significant delays in the manufacturing of diagnostic products associated with the installation of new equipment.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses in the current quarter increased by $820,837 to $1,856,036, an increase of 79%, due mainly to higher salaries, legal and professional fees, travel and insurance costs associated with the expanded operations of the Company. The Company established an administrative office for its Biologics division and has increased its sales staff at its distribution operation.

INTEREST EXPENSE
Interest paid increased by $46,167 to $914,424 due primarily to the higher debt required to finance acquisitions and the increased working capital needs of the Company. The non-cash interest of $312,048 represents the amortization of the bond discount associated with the February 1998 $16.0 million subordinated debenture issue.

OTHER INCOME
Other income in the 1998 quarter is principally the gain from the sale of certain properties during the period.

NET INCOME
As a result of the above, net loss for the three months ended November 30, 1999 was ($1,442,019) as compared to a net income of $622,493 for the same prior year period.

      NINE MONTHS ENDED NOVEMBER 30, 1999 AS COMPARED TO NINE MONTHS ENDED
                                NOVEMBER 30, 1998

REVENUE
Total revenue of the Company increased by 45% or $14,384,993 to $46,351,774 during the nine-month period. This improvement was primarily the result of higher revenue relating to the Biologics Division and to increased revenues from its distribution operations. The increase in revenues from the Biologics division is due primarily to the acquisition of American Plasma, Inc. in July, 1998 (11 collection centers), the purchase of certain of the operating assets of Amex Plasma Management, Inc. in October 1998 and the continued ramp-up of the eleven centers established by the Company during the past two years. Increases in distribution revenues were primarily due to increased sales of plasma products to the diagnostic industry.

GROSS PROFIT
Gross profit decreased, as a percentage of sales, to $8,602,245, or 18.6%, in the nine-month period from 22% of sales during the prior year period. The decreased margin is primarily due to the increased costs of producing source plasma during the current year as a result of: the Company's inability to capitalize certain start-up costs of developing centers; the increased cost of regulatory and FDA compliance, and; the impact of the conversion of one-third of the Company's plasma centers in conjunction with the strategic alliance with a new customer. Also contributing to the reduced margins was significant delays in the manufacturing of diagnostic products associated with the installation of new equipment.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses in current period increased by $2,184,634 to $5,223,126, an increase of 72% due mainly to higher salaries, legal and professional fees, travel and insurance costs associated with the expanded operations of the Company.

INTEREST EXPENSE
Interest paid increased by $410,938 to $2,712,506 due primarily to the increased debt required to finance acquisitions and the increased working capital needs of the Company. The non-cash interest of $936,144 represents the amortization of the bond discount associated with the February 1998 $16.0 million subordinated debenture issue.

OTHER INCOME
Other income in the 1998 period is principally the gain from the sale of certain properties during the period.

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING METHOD
As a result of the above, loss before the cumulative effect of a change in accounting method for the nine months ended November 30, 1999 was ($268,571) as compared to an income of $1,515,975 for the same prior year period.

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


NET INCOME
As a result of the above, there was a net loss for the nine months ended November 30, 1999 of ($988,474) compared to a net income of $1,515,975 for the same prior year period.



                         LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 1999 the Company's current assets exceeded current liabilities by $8,706,787. The use of cash during the quarter was consistent with the Company's strategic plan for strong growth and the Company feels that progress has been made during the period. With a continuation of a strategic focus on growth, the short-term impact on the Company's earnings and cash flow has been to defer profitability and positive cash flows. The Company believes, however, that the acquisitions of American Plasma, Inc. in July 1998 and the purchase of certain of the operating assets of Amex Plasma Management, Inc. in October 1998, the continuing ramp-up of the newly established centers and the newly established strategic alliance with Centeon Bio-Services, Inc. represent substantial progress toward becoming a significant company within the plasma products industry. While the increased costs related to FDA and regulatory compliance have had a significant impact on profitability during the current year periods, demand for plasma and plasma based products continues to be strong and the Company expects pricing for plasma to improve. Additionally, the conversion of the plasma centers has been completed and the manufacturing equipment has been installed

Net cash used in operating activities during the nine-month period ended November 30, 1999 was $2,366,442 compared to $7,329,894 during the same prior year period. The decrease in cash used, as compared to the prior year period, was primarily due to an increase in accounts payable and a decrease in other assets partially offset by an increase in inventory. The increase in inventory is the result of various factors including: the start up of a specialty plasma collection program during the current year; the timing of shipments to customers from the distribution operation; the back log of partially manufactured products resulting from delays in the installation of equipment at Consolidated Technologies, and; the timing of shipments to the company's primary customer, Groupo Grifols S.A.

Cash flows used in investing activities for the nine months ended November 30, 1999 was $1,644,100 compared to $10,606,842 for the comparable prior year period. During the prior year, capital applications were made primarily for the acquisition of American Plasma, Inc. and investments were also made in establishing several new plasma collection centers.

Cash flows provided by financing activities was $4,664,479 for the current year period compared to $12,851,512 for the comparable prior year period. This decrease was mostly due to advances in the prior year under the new revolving line of credit, which was used in part to finance the acquisition of American Plasma, Inc. and partially to provide working capital for the newly acquired and start-up operations.

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

Management believes that internally generated cash flow combined with the $15 million revolving line of credit will be sufficient to meet the Company's working capital requirements for the balance of fiscal 2000. However, any significant expansion or acquisition will need to be funded by a combination of internally generated cash flows, short-term bridge financing, private placements, and/or a possible public offering. As of November 30, 1999, the Company was in violation of various covenants relating to its senior credit facility of $22 million. The Company is currently in discussions with the lenders regarding a waiver or restructuring of such covenants. In addition, the Company is currently evaluating various alternatives for restructuring its current debt position.

                            PART II OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         As of November 30, 1999, the Company was in violation of various covenants relating to its senior credit facility of $22 million. The Company is currently in discussions with the lenders regarding a waiver or restructuring of such covenants.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SeraCare, Inc.
                         --------------
                          (Registrant)

Dated:  January 12, 2000             By:   /s/  Barry D. Plost
                                           -------------------------------------
                                           Barry D. Plost, President & CEO

                                     By:   /s/ Jerry L. Burdick
                                           -------------------------------------
                                           Jerry L. Burdick
                                           Acting Principal Accounting and
                                           Finance Officer