Form 10KSB40
period 2000-02-29
SERACARE INC
filed 2000-05-30
CIK 1016608

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2000
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-21781
                            ------------------------

                                 SERACARE, INC.

                 (Name of Small Business Issuer in its charter)

                  DELAWARE                             95-4343492
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

     1925 CENTURY PARK EAST, SUITE 1970                   90067
          LOS ANGELES, CALIFORNIA                      (Zip Code)
  (Address of principal executive offices)

Issuer's telephone number: (310) 772-7777

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities to be registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    The issuer's revenue for its fiscal year ended February 29, 2000 was $62,771,003.

    As of April 28, 2000, the aggregate market value of the issuers voting shares held by non-affiliates was approximately $26,623,000 based on the last price per share of such common stock at which the stock was sold on such date as reported by the AMEX.

    As of April 28, 2000, the issuer had 8,519,418 shares of its common stock, $.001 par value issued and outstanding.

    Transitional Small Business Disclosure Format. Yes / /  No /X/

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

    COMPANY HISTORY. The Company as it is currently organized has evolved over the last four years since February 6, 1996, when a new management team with a strategic plan for expansion and growth began guiding the Company. During that four year period, the Company has grown from six plasma collection centers to a total of thirty four centers as of February 29, 2000, both through acquisition and by establishing new startup centers. In January 1998, the Company acquired Western States Group, Inc. (herein referred to as "Western States") and Consolidated Technologies (herein referred to as "CTI"). On February 29, 2000, the Company sold substantially all of the operating assets of CTI in a strategic move to reduce debt and reorganize the company along business lines.
SeraCare, Inc. went public in May 1996 on the OTC Bulletin Board and is now listed on the American Stock Exchange under the symbol SRK.

    PRINCIPAL BUSINESS OPERATIONS. During the fiscal year just ended, the Company was organized by division and consisted of three divisions: Consolidated Technologies Division; Western States Plasma Division; and the Biologics Division. With the acquisitions of Western States and CTI, the Company became a fully integrated collector; manufacturer and marketer of plasma based diagnostic products and tests. Western States provided expanded worldwide marketing with its domestic customer base and an extensive European and Asian presence. In addition, the Company's Biologics Division continued to be a factor in the business of collecting and selling source plasma to manufacturers of pharmaceutical and diagnostic products (called Fractionators). While the primary product of the Company's Biologics Division continues to be source plasma, the Company also collected and sold significant volumes of Cytomegalovirus Antibody Plasma (CMV), Tetanus Antibody Plasma and HbSag (hepatitus positive) plasma during the fiscal year ended February 29, 2000. The Company's customers process source plasma into such products as gamma globulin (used to provide passive immunity for infectious diseases such as hepatitis B, tetanus and rabies), the Antihemophilic factor (used to treat hemophiliac victims), normal serum albumin (used for shock, trauma and burn victims), diagnostic test kits for hepatitis and allergies, and blood bank typing reagents. The Company also established a Specialty Plasma Program during the year which focuses on rare and valuable antibodies and reactive units. Initial results coordinated through the efforts of Western States have been promising.

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

    The Company's Biologics Division currently sells the majority of the source plasma it collects to fractionators under one to five year renewable contracts which allow for annual pricing adjustments. The fractionators process the plasma into therapeutic products which are then sold for distribution to the end users of the products. None of the source plasma collected by the Company is sold or administered to an end user without being processed by a fractionator.

    With the sale of substantially all of the operating assets of CTI as of February 29, 2000, the Company has reorganized along business lines. Organizationally, the Company now consists of two business segments, the Therapeutic Products Segment and the Diagnostic Products Segment. The Therapeutic Products Segment consists primarily of the plasma collection operations and certain of the distribution operations which focus on the international markets for therapeutic products. The Diagnostic Products Segment consists primarily of that portion of the distribution operation which focuses on the worldwide markets for diagnostic products and that portion of the plasma collection operations which identifies and collects rare antibody and reactive units.

CURRENT OPERATIONS.

    BIOLOGICS DIVISION. The Biologics Division currently conducts its business through five wholly-owned subsidiaries: AVRE, Inc., a Nevada corporation, Binary Associates, Inc., a Colorado corporation, BHM Labs, Inc., an Arkansas corporation, American Plasma, Inc. a Texas corporation, and SeraCare Acquisitions, Inc., a Nevada corporation. During FY 2000, the Biologics Division opened new centers in Laredo, Texas; Allentown, Pennsylvania; and Reading, Pennsylvania, all of which became fully licensed by the FDA and QPP certified before or during March 2000. As of April 30, 1999, the Pasco center was operating under a Reference Number from the FDA pending approval of license applications. Collection centers which have not received FDA approval of its license application are allowed to operate under a Reference Number and process donors in order to develop sufficient training and records for review by FDA inspectors to establish the locations ability to comply with FDA Regulations. Such centers are however, precluded from selling any of the collected plasma until final approval of its license application. Historically, it has taken approximately six to eighteen months from date of filing to obtain final FDA approval on a new license application. The Company's customers require both an FDA license and QPP Certification under all current contracts. QPP Certification for such centers is requested when the FDA license application has been approved and can take six to eight weeks to obtain.

    As of April 30, 2000, the Company had thirty four plasma collection centers in operation which were located in: Las Vegas, Nevada; Clarkesville, Tennessee; Phoenix, Arizona(2); Ft. Smith, Arkansas; Clearfield, Utah; Raleigh, North Carolina; Pasco, Washington; Toledo, Ohio; Macon, Georgia; Savannah, Georgia; Reno, Nevada; South Bend, Indiana; Kalamazoo, Michigan; Boise, Idaho; Pocatello, Idaho; Salt Lake City, Utah; Amarillo, Texas; Beaumont, Texas; Longview, Texas; Houston, Texas (4); Casa Grande, Arizona; Pasadena, Texas; Mesa, Arizona; Baton Rouge, Louisiana; Port Arthur, Texas; Wilmington,

Delaware; Lancaster, Pennsylvania; Reading, Pennsylvania; Allentown, Pennsylvania, and Laredo, Texas. During FY 2000, such centers processed about 626,076 donations.

    The Company is also in the initial stages of establishing two new centers in Danville, Virginia and Providence, Rhode Island which are expected to be operational during the next three to six months.

    The plasma centers are operating under the tradename "SeraCare" which is registered with the United States Patent and Trademark Office.

    During the fiscal year ended February 29, 2000 about 67 percent of the revenue derived from the Biologics Division was from Grupo Grifols, S.A. the leading fractionator in Spain. Effective January 1, 1999, Grupo Grifols, S.A. and the Company signed a new two-year contract which was amended on November 19, 1999 to extend through the year 2002. The new agreements expand the plasma requirements by one-third for the year 2000 through calendar 2002. About 18 percent of the revenue derived from plasma collection operations was from sales to Alpha Therapeutic, a subsidiary of Yashi Tomi Pharmaceutical ("Alpha"). Alpha and the Company signed new two-year agreements covering production from ten of the centers acquired on July 6, 1998. About 15 percent of plasma revenue was from other entities including inter-divisional sales.

    In September 1999, the Company announced a Marketing and Distribution Strategic Alliance with Aventis Bio-Services, Inc. ("Aventis"). Under terms of the five year Plasma Purchase and Management Services Agreement, Aventis agreed to provide management services relating to certain specified centers and to purchase all of the plasma collected at such centers. Aventis
Bio-Services, Inc. is a wholly owned subsidiary of Centeon L.L.C., a joint venture of Hoechst AG and Rhone-Poulenc Rorer Inc., and is the world's largest, fully integrated plasma collection company with offices, laboratories, logistics centers and collection centers throughout the United States and Germany.

    There is also a very active "Spot Market" for plasma via which the Company could sell excess plasma should any of their location contracts not be renewed. Prices for "Spot Market" plasma vary, but generally run ten to fifteen percent higher than the Company's current contract pricing.

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

    During fiscal 2000, the Company has responded to the challenge of issues raised by the FDA and has made several changes which the Company believes are necessary in order to be successful in this highly regulated industry. The Company has established the position of "Director of Quality Assurance and Compliance". This position serves as the communication link between the company and the FDA, in addition to having responsibility for insuring that the Company maintains a high level of compliance. Three new manager positions, "Manager of Quality Assurance", were developed in support of the Director of Quality Assurance and Compliance to provide appropriate focus and control over the centers. Each Manager of Quality Assurance responds to day-to-day issues encountered by the various centers and are on site during FDA audits to insure that any issues are addressed and corrected timely. The Company has also established full time Quality Assurance positions in each of the 34 plasma collection centers with the ongoing responsibility of insuring compliance within the center. In order to verify that the Company's commitment to compliance is being adhered to, the Company retained an independent Compliance

Auditor to perform periodic unannounced compliance inspections at the centers, simulating FDA inspections, with the audit results being sent directly to the President of the Biologics Group and the President of the Company. The focus of all inspections and review processes is to insure that each of the Company's centers are in compliance with all customer, European or FDA regulations that protect the integrity of the products and the safety of donors and employees.

    WESTERN STATES PLASMA DIVISION. During fiscal 2000, the Western States Plasma Division operated through Western States Group, Inc., located in Oceanside, California. Western States is an FDA licensed worldwide marketing organization for therapeutic based blood plasma products, diagnostic test kits, specialty plasma and bulk materials, with offices in Helsinki, Germany, Milan, Mexico City, Tel Aviv and Seoul. Western States is a vendor-approved supplier to 507 pharmaceutical and other healthcare companies, including being listed as an Exclusive Supplier in many customers regulatory applications with the FDA. Western States has also helped certain customers develop internal protocols and standards used to establish quality control benchmarks and has performed various other value-added services for its' customers in order to establish solid relationships. This Division's primary focus is on multinational biotech, pharmaceutical and technology products. Western States generally sells its plasma under purchase order agreements, but is also active in the spot market. During fiscal 2000, Western States also established itself as a major supplier of plasma based diagnostic products to several major domestic pharmaceutical companies and signed a significant distribution agreement with the largest producer of Bovine Products in the world. Additionally, this Division cultivated alternative diagnostic applications for traditionally therapeutic products as an alternative to animal based mediums and established itself as a manufacturer of bulk plasma based products and serums.

    CONSOLIDATED TECHNOLOGIES DIVISION. During fiscal 2000, the Consolidated Technologies Division operated through SeraCare Technology, Inc., a Nevada corporation. Located in Austin, Texas, Consolidated Technologies is a biomedical company which manufacturers over 200 plasma based diagnostic products consisting primarily of proficiency test specimens, controls and calibrators. Consolidated Technologies supplies two of the leading proficiency testing services in the United States who use these products to test members of their respective organizations. Laboratories and other healthcare companies use controls, calibrators and standards to assess the accuracy and precision of laboratory test methods and instruments. Consolidated Technologies' products include biological materials and private-labeled products for manufacturing or laboratory use. Products have applications in most laboratory test disciplines, including serum chemistry, urine chemistry, toxicology, immunology/serology, coagulation, and infectious disease.

    On February 29, 2000 (the "Closing Date") the Company sold substantially all of the operating assets of SeraCare Technology, Inc., (dba Consolidated Technologies), a Nevada corporation (herein referred to as "CTI") located in Austin, Texas to Consolidated Technologies, Inc., a Minnesota corporation, which is a subsidiary of Sybron International, Inc. (referred to herein as "Sybron"). Under terms of the Asset Purchase Agreement the transaction was an all cash transaction with the purchase price received by SeraCare (which is subject to adjustment) consisting of $16,750,000 base purchase price plus $656,515 in various closing adjustments. The purchase price was determined through arms length negotiations between the Company and Sybron. The operating assets sold by SeraCare included, but were not limited to: certain real property; furniture and fixtures; machinery and equipment; leasehold improvements; licenses and other intangible properties including certifications, FDA licenses and trademarks; inventories; certain trade receivables; and interests arising under or in connection with contracts with customers.

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

    Fractionators (manufacturers to whom we sell the plasma) also conduct compliance inspections in our centers on an annual basis. In addition, because some of our products find their way into Europe and Asia, the Company is also periodically inspected by members of other country's regulatory equivalent to the FDA.

    During fiscal 2000, the Company has responded to the challenge of issues raised by the FDA and made several changes which the Company believes are necessary in order to be successful in this highly regulated industry. The Company has established the position of "Director of Quality Assurance and Compliance". This position serves as the communication link between the company and the FDA, in addition to having responsibility for insuring that the Company maintains a high level of compliance. Three new manager positions, "Manager of Quality Assurance", were developed in support of the Director of Quality Assurance and Compliance to provide appropriate focus and control over the centers. Each Manager of Quality Assurance responds to day-to-day issues encountered by the various centers and are on site during FDA audits to insure that any issues are addressed and corrected timely. The Company has also established full time Quality Assurance positions in each of the 34 plasma collection centers with the ongoing responsibility of insuring compliance within the center. In order to verify that the Company's commitment to compliance is being adhered to, the Company retained an independent Compliance Auditor to perform periodic unannounced compliance inspections at the centers, simulating FDA inspections, with the audit results being sent directly to the President of the Biologics Group and the President of the Company. The focus of all inspections and review processes is to insure that each of the Company's centers are in compliance with all customer, European or FDA regulations that protect the integrity of the products and the safety of donors and employees.

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

    All of the Company's operating centers are QPP certified with the exception of the one center for which final FDA license approval is pending. All of the Company's newly established centers and initial stage centers have been designed and planned to QPP specifications.

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

    All plasma collected from a donor is held until the results of his viral tests are completed. If a donor has a reactive result, all of that donor's plasma is usually culled from the source plasma inventory. In some cases, the fractionator operates the laboratory which performs these.

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

    The Company has generally sold its plasma under contracts ranging from one to five years, which allow for annual pricing renegotiations. Pricing for product deliveries is generally mutually agreed upon prior to the beginning of the contract year and fixed for that year. Consequently, the Company may be adversely or beneficially affected if its costs of collecting and selling plasma rise or fall during the year as a result of changes in government regulation, donor fees or other factors.

FRACTIONATORS

    Fractionation is the process of separating the raw source plasma into a variety of derivative products (see "The Product" above). Prior to being fractionated, source plasma is blended into pools of 4,500 to 10,000 liter units from many different donor sources.

    The four leading fractionators in the United States are:

ALPHA THERAPEUTIC CORPORATION........  a subsidiary of Yashi Tomi
                                       Pharmaceutical

AVENTIS BIO-SERVICES, INC............  a subsidiary of Rhone-Poulenc-Rorer, a French government owned
                                       pharmaceutical conglomerate

BAYER CORPORATION....................  a division of Germany's Bayer A.G.

BAXTER, INC..........................  a division of Baxter, Inc., an $8.1 billion revenue U.S. company.

                               CURRENT OPERATIONS

CURRENT PLASMA CENTERS

    As of April 30, 2000, the Company had thirty four plasma collection centers in operation which were located in: Las Vegas, Nevada; Clarkesville, Tennessee; Phoenix, Arizona(2); Ft. Smith, Arkansas; Clearfield, Utah; Raleigh, North Carolina; Pasco, Washington; Toledo, Ohio; Macon, Georgia; Savannah, Georgia; Reno, Nevada; South Bend, Indiana; Kalamazoo, Michigan; Boise, Idaho; Pocatello, Idaho; Salt Lake City, Utah; Amarillo, Texas; Beaumont, Texas; Longview, Texas; Houston, Texas (4); Casa Grande, Arizona; Pasadena, Texas; Mesa, Arizona; Baton Rouge, Louisiana; Port Arthur, Texas; Wilmington, Delaware; Lancaster, Pennsylvania; Reading, Pennsylvania; Allentown, Pennsylvania; and Laredo, Texas. The Company is also in the initial stages of establishing two new centers which are expected to be operational during the next three to six months. During fiscal year 2000, such centers processed about 626,000 donations of plasma.

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

EMPLOYEES

    As of April 30, 2000, the Company employed 543 full time employees and 44 part time employees. The Biologics Division employed 476 full time and 41 part time employees. Each location in the Biologics Division has at least one nurse and/or nurse substitute and the balance are cross-trained as technicians, receptionists and phlebotomists. The Western States Plasma Division employed 18 full time employees and one part time employee. The Consolidated Technologies Division employed 49 full time employees and two part time employees. Corporate office consisted of eight full time employees as of April 30, 2000.

    The Company believes that the relations between the Company's management and its employees are good, although there can be no assurances that such relations will continue. The inability of the Company to attract or retain qualified personnel could have a material adverse effect on the Company.

ITEM 2.  PROPERTIES

    As of April 30, 2000, the Company occupied thirty nine locations with executive offices at 1925 Century Park East, Suite 1970, in Los Angeles; Western States Division in Oceanside, California; Plasma Lab in Austin, Texas; and thirty seven plasma center locations in: Las Vegas, Nevada; Clarksville, Tennessee; Phoenix, Arizona(2); Ft. Smith, Arkansas; Clearfield, Utah; Raleigh, North Carolina; Pasco, Washington; Toledo, Ohio; Macon, Georgia; Savannah, Georgia; Reno, Nevada; South Bend, Indiana; Kalamazoo, Michigan; Boise, Idaho; Pocatello, Idaho; Salt Lake City, Utah; Amarillo, Texas; Beaumont, Texas; Longview, Texas; Houston, Texas (4); Casa Grande, Arizona; Pasadena Texas; Mesa, Arizona; Phoenix, Arizona; Baton Rouge, Louisiana; Port Arthur, Texas; Wilmington, Delaware; Lancaster, Pennsylvania; Reading, Pennsylvania; Allentown, Pennsylvania; Danville, Virginia; Providence, Rhode Island; and Laredo, Texas. All of the Company's facilities are leased from unaffiliated parties under leases expiring through 2009 and comprising approximately 190,000 square feet. Most of these leases contain renewal options which permit the Company to renew the leases for periods of from two to five years at the then fair rental value. The Company believes that in the normal course of its business it will be able to renew or replace its existing leases. The Company believes that the space it occupies is adequate for its current operations.

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

                                                                 HIGH         LOW
                                                              ----------   ----------
For the period March 1, 1998 through May 31, 1998...........  8 7/8        6 1/4
For the period June 1, 1998 through August 31, 1998.........  7 7/8        4 7/8
For the period September 1, 1998 through November 30,
  1998......................................................  5 3/4        4
For the period December 1, 1998 through February 28, 1999...  6 5/8        4 1/4

For the period March 1, 1999 through May 31, 1999...........  6            4 5/16
For the period June 1, 1999 through August 31, 1999.........  6 3/8        4 3/4
For the period September 1, 1999 through November 30,
  1999......................................................  5 3/16       3 1/8
For the period December 1, 1999 through February 29, 2000...  4 3/4        2 1/2

(b) HOLDERS:

                                                          APPROXIMATE NUMBER OF
                                                           RECORD HOLDERS (AS
TITLE OF CLASS                                             OF MARCH 31, 2000)
--------------                                            ---------------------
Common Stock, $.001 par value...........................          380(1)

------------------------

(1) Certain of the Company's shareholders hold shares under "street name" and are not identified individually. Accordingly, the Company estimates that it has a total of approximately 630 beneficial shareholders.

(c) DIVIDENDS:

    The Company has never paid cash dividends on its Common Stock. Pursuant to the terms and conditions of the $16 million subordinated debenture and the $15 million senior credit facility, the Company may not declare or pay dividends, except that SeraCare, Inc. may issue warrants, options, stock, rights or any other form of equity security as a dividend. The declaration and payment of dividends in the form of equity securities by the Company's board of directors will depend, among other factors, on earnings as well as the operating and financial condition of the Company. At the present time, the Company does not expect to declare or issue any dividends within the foreseeable future.

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

                             RESULTS OF OPERATIONS

  FISCAL YEAR ENDING FEBRUARY 29, 2000 VS FISCAL YEAR ENDING FEBRUARY 28, 1999

REVENUE

    Revenue increased by $13,072,796 to $62,771,003, an increase of 26 percent. The primary contributors to the increase were: the Biologics Division due to improved pricing for plasma and an increased volume of plasma collected during the current fiscal year; and the Western States Plasma Division which added a significant number of new plasma products. The Company collected about 502,000 liters of plasma during the year ended February 29, 2000 compared to about 423,000 for the comparable prior period or an increase of 18 percent. The increased volumes were mainly the result of the continued ramp-up of newly established centers and increases in certain mature centers as a result of increased donor promotions. The increased volumes in these centers were partially offset by decreases in certain centers which resulted from a restructuring of the Company's quality assurance and compliance program which involved employee training and other necessary actions which were deemed necessary to insure FDA Compliance.

GROSS PROFIT

    Gross profit increased by $1.4 million or 13 percent in 2000 to $11,942,071. The Biologics Division contributed an increase of $2.2 million due primarily to the increased plasma prices mostly offset by an increase in the direct cost of operating plasma collection centers, while the Western States Plasma Division contributed an increase of $.5 million due to the increased sales partially offset by a narrowing of profit margins on certain commodity type products. The Consolidated Technologies Division reflected a decrease of $1.3 million due mainly to increases in direct manufacturing costs. As a result of the aforementioned, the gross profit percentage decreased from 21.3% in fiscal 1999 to 19% in fiscal 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and Administrative expenses for fiscal year 2000 were higher by $2,689,442 or 64 percent. This increase was primarily due to the increased salaries and travel associated with complying with the increased quality control and compliance standards established by the FDA. In addition, salaries and expenses were higher in Western States Plasma due to a restructuring of marketing and sales in order to establish a more focused attention on customers and opportunities. The Company also experienced higher legal and professional fees; increased travel expenses; increased salary and related benefits expenses; and, higher general insurance costs.

INTEREST EXPENSE / NON-CASH INTEREST EXPENSE

    Interest expense increased by $868,902 in fiscal 2000 as a result of the increased debt during the year, primarily the senior debt facility which was increased to $22.0 million in July 1999. Included in interest expense is $1,322,405 of amortization of the deferred bond offering costs related to the issuance of the $16 million subordinated debentures.

OTHER ITEMS

    Other income for the current year includes a $269,212 gain from the sale of CTI. Other income for the prior year includes a $534,000 gain from the sale of certain properties during the year.

INCOME TAXES

    No federal taxes were paid or accrued during the year due to the availability of various loss carryforwards and deferred tax credits. The taxes reflected are for the various state income taxes paid.

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING METHOD

    As a result of the above, income before the cumulative effect of a change in accounting method for the fiscal year ended February 29, 2000 was $141,732 compared to $2,705,002 for the same prior year period.

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

NET INCOME

    As a result of the above, there was a net loss for the fiscal year ended February 29, 2000 of $578,171 compared to an income of $2,705,002 in 1999.

                        LIQUIDITY AND CAPITAL RESOURCES

    As of February 29, 2000, the Company's current assets exceeded current liabilities by, $8,126,398 compared to $9,723,584 in the year earlier date. The use of cash during the year was consistent with the Company's strategic plan for strong growth and the Company feels that progress has been made during the period. With a continuation of a strategic focus on growth, the short-term impact on the Company's earnings and cash flow has been to defer profitability and positive cash flows. The Company believes, however, that the acquisitions of American Plasma, Inc. in July 1998 and the purchase of certain of the operating assets of Amex Plasma Management, Inc. in October 1998, the continuing ramp-up of the newly established centers and the newly established strategic alliance with Centeon Bio-Services, Inc. represent substantial progress toward becoming a significant company within the plasma products industry. While the increased costs related to FDA and regulatory compliance have had a significant impact on profitability during the current year, demand for plasma and plasma based products continues to be strong and the Company expects pricing for plasma to improve.

    The Company believes that industry wide, plasma pricing and plasma products demand will continue to strengthen in future periods as a result of the evolving shortage of plasma and the continued expansion of the uses and demand for plasma based products. Increased plasma pricing from the Company's principal customers are expected to combine with more favorable pricing on softgoods and testing to generate improved profit margins. The Company continues to believe that demand for plasma and plasma products will continue to accelerate through calendar 2000 and 2001 and has accordingly positioned itself in a strong growth posture in order to be able to benefit from the strong increased demand. The Company believes that recent occurrences in the plasma industry such as the "Mad Cow" disease in Great Britain, and the recent restoration of fractionation capacity throughout the world have added significantly to the expected shortage of supply. With this background, the Company continues to focus on growth in the volume of plasma collected in order to capitalize on the anticipated market conditions. The Company continues to benefit from the acquisition of the Western States Division which has provided worldwide marketing of plasma and plasma products in both the therapeutic and diagnostic segments of the plasma products industry. The plasma collection center startups and acquisitions during the past two years are reflective of the Company's commitment to growth. Meanwhile, the Company's projected capital requirements for the coming year include the establishment of at least two more plasma centers and the establishment of a manufacturing facility within Western States for the manufacture of bulk plasma products and serums. The sale of substantially all of the operating assets of Consolidated Technologies on February 29, 2000 was a strategic decision in order to reduce long-term debt and restructure the Company along business segment lines.

    Net cash used in operating activities during the fiscal year ended
February 29, 2000 was $812,477 compared to $7,184,767 during the same prior year period. This was due primarily to the increases in inventory partially offset by the increases in accounts payable.

    Cash flows provided by investing activities for the fiscal year ending February 29, 2000 was $9,116,433 compared to $12,752,787 used in the comparable prior year period. The cash provided was primarily the result of the sale of CTI, while the prior year amount used was primarily the result of the acquisition of American Plasma, Inc.

    Cash flow used in financing activities was $7,861,514 for the current year period compared to $15,283,256 provided in the comparable prior period. The current year amount was primarily the result of the repayment of debt with the proceeds from the sale of CTI. The prior year amount provided was primarily the borrowing required for the acquisition of American Plasma, Inc.

    The Company had net operating loss carry-forwards of approximately
$.7 million as of February 29, 2000, which will expire in various amounts through the year 2019. Certain of these loss carry-forwards have resulted in a deferred tax asset of approximately $.3 million. Based upon historical operating results, management has determined it cannot conclude it is more likely than not that the deferred tax is realizable. Accordingly, a 100% valuation reserve allowance has been provided against the deferred tax asset.

    In conjunction with the sale of Consolidated Technologies on February 29, 2000, the Company used $4.5 million to repay the subordinated debt and $6.0 million to repay the term portion of the senior debt. $1.675 million is being held in escrow in accordance with certain adjustment provisions in the Asset Purchase Agreement. The balance of the proceeds were used for working capital and to reduce the amount of the revolving credit facility.

    As a result of the increased costs of collecting plasma and the increased difficulty in attracting new donors to both the startup and mature plasma collection centers due in part to the strong economy, the Company may experience cash flow shortfalls from time to time. While the long-term prognosis is for steadily improving prices which will ultimately exceed the increased cost of collecting plasma, there can be no guarantees that internally generated cash flow and the existing $15 million senior credit facility will be sufficient to meet the Company's working capital requirements for fiscal 2001. As of February 29, 2000, the Company had $1.8 million available under the current senior credit facility. Any significant expansion or acquisitions beyond those currently budgeted will need to be funded by a combination of internally generated cash flows, short-term bridge financing, private placements, and/or a possible public offering. In addition, the Company is continuing to evaluate various alternatives for restructuring its current debt position and enhancing shareholder value. See Note 6 for future payments of long-term debt.

    As of February 29, 2000 the Company was in violation of one covenant pertaining to the senior credit facility and is in dicussions with this lender regarding obtaining a waiver.

    In addition, on February 29, 2000, the Company was not in compliance with the covenants relating to the subordinated debentures. The lender has waived the covenant default as of February 29, 2000 and has indicated the covenants would be amended so that the Company would be in compliance with the note agreements in the future.

INFLATION

    Management believes that inflation generally causes an increase in sales prices with an offsetting unfavorable effect on the cost of products sold and other operating expenses. Accordingly, with the possible impact on interest rates, management believes that inflation will have no significant effect on the Company's results of operations or financial condition.

YEAR 2000

    The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in other normal business activities. The Company experienced no problems as a result of the year 2000 issue. However, there can be no assurance that there will be no problems in the future.

ITEM 7.  FINANCIAL STATEMENTS.

    All financial statements required to be filed herewith are attached hereto following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

    The Company is headquartered in Los Angeles, California and operates with a corporate office staff of eight people.

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

                                                                                                DIRECTOR
NAME                                     AGE                      POSITION                       SINCE
----                                   --------   -----------------------------------------  --------------
Barry D. Plost.......................     54      Chairman of the Board, President and CEO             1996

Jerry L. Burdick.....................     60      Executive Vice President, Chief Financial            1995
                                                  Officer, Secretary and a Director

Sam Anderson.........................     63      Director                                             1996

Ezzat Jallad.........................     37      Director                                             1996

Nelson Teng..........................     53      Director                                             1997

Robert J. Cresci.....................     56      Director                                   April 15, 1998

Michael F. Crowley...................     56      Director                                   April 15, 1998

William J. Cone......................     49      Director                                   April 15, 1998

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

    JERRY L. BURDICK has served as Executive Vice President, Secretary and a Director since December 1, 1995 and served as Chief Financial Officer from December 1, 1995 through September 8, 1999, as Acting Chief Financial Officer from November 30, 1999 through December 31, 1999 and was reappointed Chief Financial Officer effective January 1, 2000. From August 1993 through
March 1995, Mr. Burdick was a consultant to SeraCare, Inc. and served as acting Controller and Chief Financial Officer. Mr. Burdick is a Certified Public Accountant in the State of California and has held senior financial positions with various companies including International Rectifier Corporation and Getty Oil Company.

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

    WILLIAM J. CONE was elected a Director effective April 15, 1998 and has also served as President of the Consolidated Technologies Division of the Company since February 1998. Mr. Cone joined Consolidated Technologies, Inc. in 1972 (three years after his father founded the company in 1969) and was President and sole shareholder of the company from 1988 until February 1998. Mr. Cone attended Southwest Texas State University where he majored in microbiology. On April 19, 2000, Mr. William J. Cone resigned his position as a director of SeraCare, Inc.

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

    Effective April 19, 2000, the Board of Directors consists of seven
directors:   Barry D. Plost, Chairman, President and Chief Executive Officer;
Jerry L. Burdick, Executive Vice President, Chief Financial Officer and Secretary; Michael F. Crowley, Sr., President of the Western States Plasma Division; Sam Anderson, outside Director; Robert J. Cresci, outside Director; Ezzat Jallad, outside Director; and Dr. Nelson Teng, outside Director.

ITEM 10.  EXECUTIVE COMPENSATION

    The Company has key man insurance on Barry D. Plost and Michael F. Crowley, Sr. SAM ANDERSON, an outside Director, has a consulting agreement with the Company which runs through March 31, 2002 at $50,000 per year plus fully vested options to purchase 30,000 shares of the Company's common stock at $1.50 per share which expire in five years. Mr. Anderson also was granted fully vested, five year options to purchase 20,000 shares of the Company's common stock at $1.00 per share in conjunction with a $100,000 bridge loan Mr. Anderson made to the Company on July 2, 1996 and on August 27,1997 was granted fully vested five year options to purchase 100,000 shares at $2.25, and on December 31, 1998 was granted fully vested five year options to purchase 15,000 shares at $4.25.
DR. NELSON TENG was granted fully vested, five year options to purchase 50,000 shares of the Company's common stock at $1.50 per share in January 1997. He was also granted fully vested, five year options to purchase 15,000 shares at $2.25 on August 27, 1997 and fully vested, five year options to purchase 15,000 shares at $4.25 on December 28, 1998. EZZAT JALLAD was granted fully vested five-year options to purchase 15,000 shares at $2.25 on August 27, 1997 and fully vested five-year options to purchase 15,000 shares at $4.25 on December 28, 1998. ROBERT CRESCI was granted fully vested five-year options to purchase 15,000 shares at $4.25 on December 28, 1998.

    The following table sets forth the cash compensation and other consideration paid by the Company to its executive officers whose cash compensation exceeded $100,000.

                                           PAID           PAID       PAID
                                          FISCAL         FISCAL     FISCAL
NAME AND PRINCIPAL POSITION                2000           1999       1998      OPTIONS         OTHER
---------------------------              --------       --------   --------   ---------       --------
(8)Barry D. Plost, President,            $311,947       $225,000   $172,115     156,147(1)      (7)(6)
  Chairman and CEO.....................
                                                                                150,000(2)
                                                                                100,000(3)
                                                                                130,000(4)
                                                                              1,697,511(5)
(9)Jerry L. Burdick,                     $174,690(11)   $140,000   $125,000     124,110(10)     (7)(6)
  Executive V. P., Secretary and CFO...

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

 (5) Mr. Plost was granted at various times throughout fiscal year 1998 and on March 24, 1999 fully vested options to purchase 1,697,511 of the Company's common stock at prices ranging from $2.00 to $4.25 which were the fair market value of the shares on the grant date. These options were granted in conjunction with various bridge loans made by Mr. Plost to the Company.

 (6) The Company has established a discretionary Management Bonus Pool for executive management during fiscal 2000. Under such plan $61,947 was paid to Mr. Plost and $34,690 was paid to Mr. Burdick.

 (7) To the extent that quarterly earnings before taxes exceed $100,000, the excess will be paid on a pro-rata basis to all officers up to an annual maximum of $10,000 each.

 (8) Effective on February 6, 1996, the Company signed an employment agreement with Mr. Plost through February 5, 1999. The agreement was extended through February 5, 2002. Mr. Plost's current annual salary is $250,000. Mr. Plost also participates in the Management Bonus Pool on the same basis as other officers of the Company during the term of his agreement and also received certain options as indicated. Mr. Plost was not an employee prior to February 6, 1996.

 (9) Effective on February 6, 1996, the Company signed an employment agreement with Mr. Burdick through February 5, 1999. The agreement was extended through February 6, 2003. Mr. Burdick's current annual salary is $140,000. Mr. Burdick also participates in the Management Bonus Pool on the same basis as other officers of the Company during the term of his agreement and also received stock options as indicated above.

 (10) Of these, 42,110 are fully vested five year options granted on February 6, 1996 at a price of $1.25; 25,000 are fully vested five year options granted on April 10, 1997 at a price of $2.00; 32,000 are fully vested five year options granted on December 28, 1998 at a price of $4.25; and 25,000 are fully vested five year options granted on March 24, 1999 at a price of $5.25.

 (11) Excludes auto allowance of $9,000.

AGGREGATE OPTIONS / SAR EXERCISES IN LAST FISCAL YEAR AND FY- END OPTION/SAR
  VALUES

                                                                         NUMBER OF SHARES     VALUE OF
                                                                            UNDERLYING      UNEXERCISED
                                                                           UNEXERCISED      IN-THE-MONEY
                                            SHARES ACQUIRED    VALUE        OPTIONS AT       OPTIONS AT
NAME AND PRINCIPAL POSITION                   ON EXERCISE     REALIZED     YEAR-END(1)      YEAR-END(1)
---------------------------                 ---------------   --------   ----------------   ------------
Barry D. Plost, President,................  NA                NA            2,233,658        $3,106,203
Jerry L. Burdick, Executive V. P.,
  Secretary and CFO.......................  NA                NA              124,110        $  178,352

------------------------

 (1) As of February 29, 2000, there were no options which were unexercisable.

OPTIONS / SAR GRANTS LAST FISCAL YEAR

    During the current year Mr. Jerry L. Burdick was granted 25,000 fully vested five year options on March 24, 1999 at a price of $5.25 which represented 100% of the individual grants to employees during the year. During the preceding year, Mr. Jerry L. Burdick was granted 32,000 fully vested five-year options to purchase shares at $4.25 on December 28, 1998 which represented 52% of the individual grants during the year. On March 24, 1999, Mr. Plost was granted 839,011 fully vested five year warrants at a price of $4.25 in conjunction with certain bridge loans Mr. Plost made to the Company.

                             EMPLOYMENT AGREEMENTS

    The Company had employment agreements with each of the executive officers of the Company, consisting of: Mr. Barry D. Plost, Chairman, President and Chief Executive Officer; and Mr. Jerry L. Burdick, Executive Vice President, Chief Financial Officer and Secretary. The employment agreements with both Mr. Plost and Mr. Burdick were effective on February 6, 1996. The contract of Mr. Plost was extended to February 5, 2002. Mr. Plost is currently receiving a base salary of $250,000. Mr. Burdick's contract was extended through February 6, 2003.
Mr. Burdick is currently receiving a base salary of $140,000. Both Mr. Plost and Mr. Burdick are eligible to participate in the management incentive bonus plan.

    Discretionary compensation awards for executives, including stock options are made solely by the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITYHOLDERS

    The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's common shares at February 29, 2000 of each present director, all officers, all officers and directors as a group and each beneficial owner of more than 5% of the Company's common stock.

                                                                                        PRESENTLY
                                                                                       EXERCISABLE
                                                                % OF         COMMON      OPTIONS
INDIVIDUAL / GROUP                                             CLASS         SHARES    AND WARRANTS
------------------                                            --------      --------   ------------
Barry D. Plost, President & Chairman........................    23.2%       263,239     2,233,658
Jerry L. Burdick, Exe VP, CFO & Dir.........................     1.6%        18,001       124,110
Nelson Teng, Director.......................................     4.6%       315,000        80,000
Samual Anderson, Director...................................     3.3%       121,932       165,000
Ezzat Jallad, Director......................................     0.6%        25,000        30,000
Robert Cresci...............................................     0.2%                      15,000
All Officers and Directors..................................    30.6%       743,172     2,647,768
Other beneficial owners:
  Joseph Russo..............................................     5.9%       500,000
  Pecks Management Partners, Ltd............................    20.8%            --     2,328,218
  Consolidated Technologies, Inc............................     5.1%       436,364

    Of the issued and outstanding shares as of May 1, 2000, no person or entity owns or controls 10% or more of the company's common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

BRIDGE LOANS TO THE COMPANY FROM RELATED PARTIES.

    In September 1998, the Company entered into an agreement with a related party, approved by the Board of Directors, which provided for a bridge loan of $1,250,000. Interest was payable monthly at eleven and one-half percent per annum. In December 1998, the bridge loan was repaid in full and the company issued 193,750 five-year warrants to purchase shares at $4.50 per share in accordance with the terms of such bridge loan.

    In January 1998, the Company entered into agreements with related parties, approved by the Board of Directors, which provided for bridge loans totaling $599,000. The related parties consisted of: Sam Anderson, a director who loaned $133,000; Dr. Nelson Teng, a director who loaned $130,000; Chang Ming Teng, father of Dr. Nelson Teng who loaned $50,000; Ezzat Jallad, a director who loaned $50,000; Stranco Investments Ltd, an investment fund managed by Ezzat Jallad a director which loaned $200,000; and Peggy Burdick, wife of Jerry Burdick an officer and director who loaned $36,000. Interest was payable monthly at ten percent per annum. In connection with the 1998 bridge loans, the Company granted the holders warrants to purchase 599,000 shares of restricted common stock at an exercise price of $3.50 per share, which approximated the fair market value of the shares on the date of grant. In February 1998, these warrants were exchanged for 299,500 shares of restricted common stock. Except for $80,000 to Nelson Teng and $43,000 to Samuel Anderson, the loans were repaid in May 1998.

    At various times during the year ended February 28, 1998, the Company entered into agreements with Mr. Barry Plost, the Company's president, which provided for loans totaling $1,125,000, which were all outstanding at February 28, 1998. These loans were due upon demand, and were secured by all the assets of the Company. The loans accrued interest at ten and twelve percent per annum. In connection with these loans, the Company granted options to its president to purchase 742,500 and 116,000 shares of restricted common stock at $2.00 and $3.00 per share, which was at the then fair market value, respectively. In addition, in conjunction with the January 1998 bridge, the Company's president made a bridge loan to the Company totaling $200,000. Terms of the bridge loan agreement were exactly the same as the terms other bridge loans made by related parties in January 1998 (see above). In February 1998 the warrants received in connection with the bridge loan were exchanged for 100,000 shares of restricted stock. In May 1998, the

Company repaid $1.0 million of such loans and in July 1998 repaid an additional $250,000. In December 1998 in conjunction with the newly obtained senior debt facility with Brown Brothers & Harriman and State Street Bank, Mr. Plost signed a subordination agreement relating to $472,500, whereby Mr. Plost agreed to forego payment until all senior debt had been paid in full. As of February 29, 2000, $472,500 was outstanding. The currently outstanding balance is subject to a subordination agreement whereby such amount cannot be repaid until the senior lenders have been paid in full.

    On March 24, 1999, the Company issued to Mr. Plost 839,011 fully vested 5 year warrants with an exercise price of $4.25 in conjunction with various bridge loans made to the Company.

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

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) THE FOLLOWING FINANCIAL STATEMENTS ARE BEING FILED AS
       PART OF THIS REPORT:

     SERACARE, INC. AND SUBSIDIARIES

     Report of Independent Certified Public Accountants--BDO
Seidman, LLP

     Consolidated Statements of Operations--Year ended
     February 29, 2000
                                        --Year ended
     February 28, 1999

     Consolidated Balance Sheets--February 29, 2000 and
February 28, 1999

     Consolidated Statements of Stockholders' Equity--Year ended February 29, 2000
                                                --Year ended
     February 28, 1999

     Consolidated Statements of Cash Flows--Year ended
     February 29, 2000
                                        --Year ended
     February 28, 1999

     Summary of Accounting Policies

     Notes to Consolidated Financial Statements

(a)(2) THE FOLLOWING EXHIBITS WERE FILED AS A PART OF THIS
       REPORT AND WILL BE PROVIDED UPON REQUEST.

       EXHIBIT
       NUMBER           DESCRIPTION OF DOCUMENT
---------------------   -----------------------
       23.1             Consent of Independent Certified Accountants.

(a)(3) THE FOLLOWING EXHIBITS HAVE BEEN PREVIOUSLY FILED
       WITH THE COMMISSION AND ARE HEREBY INCORPORATED
       HEREIN BY REFERENCE THERETO.

    INDEX OF DOCUMENTS PREVIOUSLY FILED AS PART OF REGISTRATION STATEMENT ON FORM 10SB FILED WITH THE COMMISSION ON NOVEMBER 21, 1996:

       EXHIBIT
       NUMBER           DESCRIPTION OF DOCUMENT
---------------------   -----------------------
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

        4.12            Borrowing and Agency Agreement between Brown Brothers
                        Harriman & Co and SeraCare, Inc. dated April 24, 1998.

        4.13            Cross-Guaranty Agreement between Brown Brothers Harriman &
                        Co and SeraCare, Inc. dated April 24, 1998.

        4.14            Warrant To Purchase Common Stock of SeraCare, Inc. issued to
                        Brown Brothers Harriman & Co. dated April 24, 1998.

        6.1             Employment Agreement dated February 5, 1996 between the
                        Company and Barry D. Plost.

       EXHIBIT
       NUMBER           DESCRIPTION OF DOCUMENT
---------------------   -----------------------
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

       10.1             Subsidiaries of Registrant.

    INDEX OF DOCUMENTS PREVIOUSLY FILED AS PART OF FORM 10KSB FOR THE FISCAL YEAR
  ENDED FEBRUARY 28, 1999 AND FILED WITH THE COMMISSION ON May 26, 1999:

        3.2             Certificate of Designation of Series C Preferred Stock filed on March 9, 1999.

        4.15            Revolving Term Note by and between SeraCare, Inc., Avre
                        Incorporated, Binary Associates, Inc., SeraCare
                        Acquisitions, Inc., BHM Labs, Inc., SeraCare Technology,
                        Inc.,Western States Group, Inc., American Plasma, Inc.
                        ("Obligors") and Brown Brothers Harriman & Co. and State
                        Street Bank and Trust Company ("Lenders") and Brown Brothers
                        Harriman & Co. as Administrative Agent for Lenders dated
                        December 21, 1998.

        4.16            Amended and Restated Cross-Guaranty Agreement between
                        "Lenders" and

        4.17            "Obligors" Dated December 21, 1998.

       EXHIBIT
       NUMBER           DESCRIPTION OF DOCUMENT
---------------------   -----------------------
        4.18            Amended and Restated Revolving Term Note between and
                        SeraCare, Inc. and Brown Brothers Harriman & Co. dated
                        December 21, 1998.

        4.19            Revolving Term Note between and SeraCare, Inc. and State
                        Street Bank & Trust Company dated December 21, 1998.

        4.20            Term Promissory Note and SeraCare, Inc. and Brown Brothers
                        Harriman & Co. dated December 21, 1998.

        4.21            Term Promissory Note between and SeraCare, Inc. and State
                        Street Bank & Trust Company dated December 21, 1998.

        4.22            Amended and Restated Borrowing and Agency Agreement between
                        SeraCare, Inc. and Brown Brothers Harriman & Co. Dated
                        December 21, 1998.

        4.23            Amended and Restated Subordination Agreement between Holders of the 12% Senior Subordinated Debentures due 2005 of
                        SeraCare, Inc. And Brown Brothers Harriman & Co. and State
                        Street Bank & Trust Company ("Lenders") dated December 21,
                        1998.

        4.24            Subordination Agreement between Barry D. Plost And Brown
                        Brothers Harriman & Co.and State Street Bank & Trust Company
                        ("Lenders") dated December 21, 1998.

        4.25            Warrant To Purchase Common Stock of SeraCare, Inc. issued to
                        Brown Brothers Harriman & Co. dated December 21, 1998.

        4.26            Warrant To Purchase Common Stock of SeraCare, Inc. issued to
                        State Street Bank dated December 21, 1998.

        4.27            Asset Purchase Agreement By and Between AMEX Plasma
                        Management, Inc. and SeraCare, Inc. dated October 30, 1998.

       23.1             Consent of Independent Certified Public Accountants

(b) REPORTS ON FORM 8-K

    On February 29, 2000, the Company filed a Current Report on Form 8K with respect to the sale of substantially all of the operating assets of Consolidated Technologies.

    On April 19, 2000, the Company filed a Current Report on Form 8K with respect to the resignation of Mr. William Cone as a director of SeraCare, Inc.

                               GLOSSARY OF TERMS

ALBUMIN...................................  A large molecule found in abundance in plasma which assists in maintaining the body's fluid levels.

ANTIBODY..................................  A protein molecule produced in response to a specific foreign substance to which the antibody may bind and
                                            destroy to protect the body from foreign invasion.

ANTIGEN...................................  A foreign substance such as a virus, bacteria or toxin which stimulates the production of antibodies.

CLOTTING FACTORS..........................  A series of protein substances involved in the clotting processes. The most frequently used are referred to as
                                            Factors VIII and IX.

CYTOMEGALOVIRUS...........................  A virus commonly infecting various populations, resulting in flu-like symptoms and the development of
                                            CMV antibodies in an otherwise healthy person. If it
                                            infects a person with a compromised immune system, it
                                            has much more severe consequences, including causing
                                            death.

HEMOPHILIA................................  Any of several blood-coagulation disorders in which the blood fails to clot normally because of a deficiency or
                                            an abnormality of one of the clotting factors.

HEPATITIS.................................  Inflammation of the liver caused by infectious or toxic agents and characterized by jaundice, fever, liver
                                            enlargement and abdominal pain. There are various forms
                                            of viral hepatitis, including hepatitis A, B, and C,
                                            which cause different disease conditions.

HIV.......................................  Human Immunodeficiency Virus, a virus that causes AIDS.

IMMUNE GLOBULINS..........................  A group of proteins which contains antibodies.

ORPHAN DRUG STATUS........................  A designation given by FDA to a drug which treats relatively rare diseases or diseases affecting fewer
                                            than 200,000 persons in the United States at the time of
                                            the application for such status. The company to first
                                            receive orphan drug status and receive FDA marketing
                                            approval is entitled to a seven-year exclusive marketing
                                            period in the United States.

PLASMA....................................  Liquid portion of blood which contains various proteins, as distinguished from formed elements of the blood such
                                            as red blood cells, white blood cells and platelets.
                                            Plasma also contains antibodies.

PLASMAPHERESIS............................  A process in which plasma is removed from whole blood and the remaining components of the whole blood are
                                            returned to the donor.

PLATELETS.................................  Cells in blood which promote blood clotting.

RED BLOOD CELLS...........................  Principal cell found in whole blood, containing hemoglobin, the primary carrier of oxygen to the body.

SOURCE PLASMA.............................  The proper name of a product defined as a liquid portion of human blood collected by plasmapheresis meeting the
                                            FDA criteria or "source plasma" and intended as source
                                            material for further manufacturing use. Source plasma is
                                            sometimes referred to as normal plasma.

SPECIALTY PLASMA..........................  Plasma collected to provide specific antibodies to manufacture immune globulins for specific diseases or
                                            collected according to special specifications for
                                            further manufacturing either into therapeutic or
                                            diagnostic products.

WHITE BLOOD CELLS.........................  Several types of specialized cells found in whole blood that are a critical part of the defense of the body
                                            against disease and infections.

                                   SIGNATURES

    In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       SERACARE, INC.
                                                       (Registrant)

Dated May 29, 2000                                     By:             /s/ BARRY D. PLOST
                                                            ----------------------------------------
                                                                 Barry D. Plost, PRESIDENT & CEO

                                                       By:            /s/ JERRY L. BURDICK
                                                            ----------------------------------------
                                                                        Jerry L. Burdick
                                                                    PRINCIPAL ACCOUNTING AND
                                                                         FINANCE OFFICER

    In accordance with Section 12 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                 SIGNATURES                                     TITLE                       DATE
                 ----------                                     -----                       ----
             /s/ BARRY D. PLOST                Chairman of the Board and CEO            May 29, 2000
    ------------------------------------
               Barry D. Plost

            /s/ JERRY L. BURDICK               Executive Vice President and CFO         May 29, 2000
    ------------------------------------
              Jerry L. Burdick

             /s/ SAMUEL ANDERSON               Director                                 May 29, 2000
    ------------------------------------
               Samuel Anderson

            /s/ ROBERT J. CRESCI               Director                                 May 29, 2000
    ------------------------------------
              Robert J. Cresci

              /s/ EZZAT JALLAD                 Director                                 May 29, 2000
    ------------------------------------
                Ezzat Jallad

             /s/ DR. NELSON TENG               Director                                 May 29, 2000
    ------------------------------------
               Dr. Nelson Teng

         /s/ MICHAEL F. CROWLEY, SR.           Director                                 May 29, 2000
    ------------------------------------
           Michael F. Crowley, Sr.

             /s/ WILLIAM J. CONE               Director                                 May 29, 2000
    ------------------------------------
               William J. Cone

                        SERACARE, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS..........   F-2

CONSOLIDATED FINANCIAL STATEMENTS

  Statements of Operations..................................   F-3

  Balance Sheets............................................   F-4

  Statements of Stockholders' Equity........................   F-5

  Statements of Cash Flows..................................   F-6

  Summary of Accounting Policies............................   F-8

  Notes to Consolidated Financial Statements................  F-12

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
SeraCare, Inc.

We have audited the accompanying consolidated balance sheets of SeraCare, Inc. and subsidiaries as of February 29, 2000 and February 28, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SeraCare, Inc. and subsidiaries as of February 29, 2000 and February 28, 1999 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in the Summary of Accounting Policies, in fiscal 2000 the Company changed its method of accounting for the costs of start-up activities.

                                          BDO Seidman, LLP

Los Angeles, California
May 25, 2000

                        SERACARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED           YEAR ENDED
                                                              FEBRUARY 29, 2000    FEBRUARY 28, 1999
                                                              ------------------   ------------------
Revenues
  Net sales (Notes 13 and 14)...............................     $62,040,052          $49,010,389
  Income from joint venture.................................         730,951              687,818
                                                                 -----------          -----------
    Total revenue...........................................      62,771,003           49,698,207
Cost of sales...............................................      50,828,932           39,128,393
                                                                 -----------          -----------
    Gross profit............................................      11,942,071           10,569,814
General and administrative expenses.........................       6,869,602            4,180,160
                                                                 -----------          -----------
    Operating income........................................       5,072,469            6,389,654
Interest expense (including noncash interest of $2,296,805
  and $1,387,157)...........................................      (5,163,204)          (4,294,302)
Other income, net (Note 15).................................         320,065              626,664
                                                                 -----------          -----------
    Income before income taxes and cumulative effect of
      change in accounting method...........................         229,330            2,722,016
Income taxes (Note 11)......................................          87,598               17,014
                                                                 -----------          -----------
    Income before cumulative effect of change in accounting
      method................................................         141,732            2,705,002
Cumulative effect of change in accounting method, net.......        (719,903)                  --
                                                                 -----------          -----------
    Net income (loss).......................................     $  (578,171)         $ 2,705,002
                                                                 ===========          ===========

Earnings (loss) per common share (Note 16)
  Basic
    Income (loss) before cumulative effect of change in
      accounting method.....................................     $      (.01)         $      0.37
    Cumulative effect of change in accounting method, net...            (.09)                0.00
                                                                 -----------          -----------
    Net Income (loss).......................................     $      (.10)         $      0.37
                                                                 ===========          ===========

Diluted
    Income (loss) before cumulative effect of change in
      accounting method.....................................     $      (.01)         $      0.24
    Cumulative effect of change in accounting method, net...            (.09)                0.00
                                                                 -----------          -----------
    Net Income (loss).......................................     $      (.10)         $      0.24
                                                                 ===========          ===========

Weighted average shares outstanding (Note 16)
  Basic.....................................................       8,101,336            7,365,212
                                                                 ===========          ===========
  Diluted...................................................       8,101,336           11,103,186
                                                                 ===========          ===========

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                        SERACARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    AS OF                AS OF
                                                              FEBRUARY 29, 2000    FEBRUARY 28, 1999
                                                              ------------------   ------------------
Assets (Notes 3, 4, 5 and 6)
Current Assets
  Cash and cash equivalents.................................     $ 1,285,668          $   843,226
  Cash held in escrow (Note 15).............................       5,406,515                   --
  Accounts receivable (Note 14).............................      11,963,823           13,619,739
  Inventory.................................................      17,283,525           10,659,226
  Prepaid expenses and other current assets.................         634,668              580,883
                                                                 -----------          -----------
    Total Current Assets....................................      36,574,199           25,703,074
                                                                 -----------          -----------
Property and equipment--net (Note 2)........................       6,856,167            4,632,159
FDA licenses, less accumulated amortization of $372,015 and
  $145,716..................................................       8,110,229            7,836,942
Donor base and records, less accumulated amortization of
  $414,496 and $171,914.....................................       4,684,367            4,376,488
Reorganization value in excess of amounts allocated to
  identifiable assets, less accumulated amortization of
  $155,771 and $117,203.....................................         615,682              654,250
Goodwill, less accumulated amortization of $716,662 and
  $770,946..................................................       6,626,489           11,798,511
Deferred bond offering cost, less accumulated amortization
  of $1,807,235 and $1,234,954 (Note 6).....................       4,919,268            7,091,952
Other assets................................................       1,192,514            2,482,886
                                                                 -----------          -----------
Total Assets................................................     $69,578,915          $64,576,262
                                                                 ===========          ===========
Liabilities and Stockholders' Equity
Current liabilities
  Line of credit (Note 3)...................................      13,184,000            8,840,000
  Accounts payable..........................................      10,494,088            2,535,050
  Accrued payroll and related expenses......................         484,281              366,475
  Accrued expenses..........................................       3,487,405            2,219,957
  Deferred income...........................................         278,429              397,353
  Bridge loans from related parties (Note 4)................               0              123,000
  Notes payable (Note 5)....................................         288,447              297,746
  Current portion of long-term debt (Notes 3 and 6).........         231,151            1,199,909
                                                                 -----------          -----------
Total Current Liabilities...................................      28,447,801           15,979,490
                                                                 -----------          -----------
Long-term Debt, less current portion (Notes 4, 5 and 6).....      13,087,563           22,895,014

Series A redeemable preferred stock, $.001 par value,
  25,000,000 shares authorized; 0 shares and 400 shares
  issued and outstanding....................................              --               60,107
Commitments and contingencies (Notes 12 and 15)
Stockholders' equity
  Series B convertible preferred stock, $.001 par value,
    15,000 shares authorized. 0 and 15,000 were issued and
    outstanding. Liquidation value $100 per share...........              --                   15
  Series C convertible preferred stock, $.001 par value,
    22,500 shares authorized and outstanding. Liquidation
    value $100 per share, 10% cumulative dividend...........              22                   22
  Common stock, $.001 par value, 25,000,000 shares
    authorized, 8,519,418 and 7,644,418 issued and
    outstanding.............................................           8,519                7,644
  Additional paid-in capital................................      26,224,316           22,982,605
  Retained earnings.........................................       1,810,694            2,651,365
                                                                 -----------          -----------
Total stockholders' equity..................................      28,043,551           25,641,651
                                                                 -----------          -----------
Total Liabilities and Stockholders' Equity..................     $69,578,915          $64,576,262
                                                                 ===========          ===========

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                        SERACARE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                              PREFERRED STOCK
                                                 -----------------------------------------
                                                      SERIES B              SERIES C             COMMON STOCK       ADDITIONAL
                                                 -------------------   -------------------   --------------------     PAID-IN
                                                  SHARES     AMOUNT     SHARES     AMOUNT     SHARES      AMOUNT      CAPITAL
                                                 --------   --------   --------   --------   ---------   --------   -----------
BALANCE, MARCH 1, 1998.........................   15,000      $ 15          --      $ --     7,210,585    $7,210    $20,293,232
Common stock issued for (Note 7)
  Acquisition of plasma center.................       --        --          --        --        50,000        50        149,177
  Exercise of Series A warrants................       --        --          --        --       325,000       325        487,175
  Finders' fees on private placement...........       --        --          --        --        25,000        25            (25)
  Prior private placement, adjustment of
    shares.....................................       --        --          --        --        33,833        34            (34)
Issuance of Series C Convertible Preferred
  Stock, net of $135,000 of issuance costs,
  issued in a private placement................       --        --      22,500        22            --        --      2,114,978
Warrants issued................................       --        --          --        --            --        --         45,097
Subsequent costs relating to private
  placement....................................       --        --          --        --            --        --       (106,995)
Net income for the year........................       --        --          --        --            --        --             --
                                                 -------      ----      ------      ----     ---------    ------    -----------
BALANCE, FEBRUARY 28, 1999.....................   15,000        15      22,500        22     7,644,418     7,644     22,982,605
Conversion of preferred stock to common
  stock........................................  (15,000)      (15)         --        --       375,000       375           (360)
Issuance of stock to acquire plasma centers....       --        --          --        --       500,000       500      2,358,875
Warrants and options issued during the year....       --        --          --        --            --        --        883,196
Dividend to preferred shareholders.............       --        --          --        --            --        --             --
Net loss for the year..........................       --        --          --        --            --        --             --
                                                 -------      ----      ------      ----     ---------    ------    -----------
Balance, February 29, 2000.....................       --      $ --      22,500      $ 22     8,519,418    $8,519    $26,224,316
                                                 =======      ====      ======      ====     =========    ======    ===========


                                                  RETAINED
                                                  EARNINGS
                                                 (DEFICIT)       TOTAL
                                                 ----------   -----------
BALANCE, MARCH 1, 1998.........................  $  (53,637)  $20,246,820
Common stock issued for (Note 7)
  Acquisition of plasma center.................          --       149,227
  Exercise of Series A warrants................          --       487,500
  Finders' fees on private placement...........          --            --
  Prior private placement, adjustment of
    shares.....................................          --            --
Issuance of Series C Convertible Preferred
  Stock, net of $135,000 of issuance costs,
  issued in a private placement................          --     2,115,000
Warrants issued................................          --        45,097
Subsequent costs relating to private
  placement....................................          --      (106,995)
Net income for the year........................   2,705,002     2,705,002
                                                 ----------   -----------
BALANCE, FEBRUARY 28, 1999.....................   2,651,365    25,641,651
Conversion of preferred stock to common
  stock........................................          --            --
Issuance of stock to acquire plasma centers....          --     2,359,375
Warrants and options issued during the year....          --       883,196
Dividend to preferred shareholders.............    (262,500)     (262,500)
Net loss for the year..........................    (578,171)     (578,171)
                                                 ----------   -----------
Balance, February 29, 2000.....................  $1,810,694   $28,043,551
                                                 ==========   ===========

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                        SERACARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FEBRUARY 29,   FEBRUARY 28,
                                                                  2000           1999
                                                              ------------   ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).........................................  $   (578,171)  $  2,705,002
  Adjustments to reconcile net income (loss) to cash
    provided by (used in) operating activities:
    Cumulative effect of change in accounting method........       719,903             --
    Depreciation and amortization...........................     2,203,657      1,823,730
    Income from joint venture...............................      (730,951)      (687,818)
    Gain on sale of assets..................................      (269,212)      (539,769)
    Non-cash interest expense...............................     2,296,805      1,387,157
    Non-cash general and administrative expense.............        21,420          3,215
    (Increase) decrease from changes, net of business
      acquisitions:
      Accounts receivable...................................      (382,549)    (8,808,192)
      Inventory.............................................   (11,275,292)    (2,535,950)
      Prepaid expenses and other current assets.............       (87,845)      (224,820)
      Other assets..........................................    (1,182,432)      (557,697)
      Accounts payable......................................     7,852,176       (104,904)
      Accrued payroll and related expenses..................       141,883        136,001
      Accrued expenses......................................       577,055        953,103
      Deferred income.......................................      (118,924)      (733,825)
                                                              ------------   ------------
Net cash used in operating activities.......................      (812,477)    (7,184,767)
                                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of CTI assets, net of $5,406,515 held
    in escrow...............................................    11,438,772             --
  Purchases of property and equipment.......................    (1,542,268)    (1,219,402)
  Cash paid to purchase subsidiaries, net of cash
    acquired................................................            --     (9,062,667)
  Distributions from unconsolidated subsidiary..............       620,800        675,000
  Additions to FDA licenses.................................      (788,226)    (1,175,772)
  Additions to donor base and records.......................      (550,460)      (947,720)
  Additions to other intangible assets......................       (62,185)    (1,022,226)
                                                              ------------   ------------
Net cash provided by (used in) investing activities.........     9,116,433    (12,752,787)
                                                              ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under line of credit...........................     5,844,000      8,840,000
  Repayments of borrowings under line of credit.............    (1,500,000)            --
  Proceeds from notes payable...............................            --      2,000,000
  Repayments of notes payable...............................            --     (3,008,500)
  Proceeds from long-term debt..............................            --      7,000,000
  Repayments of long-term debt..............................   (11,759,907)      (346,750)
  Proceeds from bridge loans from related parties...........            --      1,250,000
  Repayments of bride loans from related parties............      (123,000)    (2,776,000)
  Payments on redemption of preferred stock.................       (60,107)      (170,998)
  Dividends to preferred shareholders.......................      (262,500)            --
  Proceeds from issuance of preferred and common shares.....            --      2,495,504
                                                              ------------   ------------
Net cash provided by (used in) financing activities.........    (7,861,514)    15,283,256
                                                              ------------   ------------
Net increase (decrease) in cash and cash equivalents........       442,442     (4,654,298)
Cash and cash equivalents, beginning of period..............       843,226      5,497,524
                                                              ------------   ------------
Cash and cash equivalents, end of period....................  $  1,285,668   $    843,226
                                                              ============   ============

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                        SERACARE, INC. AND SUBSIDIARIES

    Supplemental disclosure of cash flow information:

    (a) Cash paid for:

        Interest............................................  $2,474,890   $2,517,113
        State income taxes..................................     174,078       17,014

    (b) Non-cash investing and financing activities:

        During the fiscal year ended February 29, 2000, the Company issued 500,000 shares of common stock with a fair value of $2,359,375 to acquire six plasma centers.

        In August, 1999, all 15,000 shares of Series B Convertible Preferred Stock, $.001 par value, were converted into 375,000 shares of common stock.

        During the fiscal year ended February 29, 2000, the Company issued warrants to purchase 127,646 shares of common stock to the holders of the senior subordinated debentures in accordance with a provision under the Securities Purchase Agreement, which allowed the Company to borrow additional funds relating to the deferral of two quarterly interest payments. The fair value of these warrants of $377,102 was capitalized as additional deferred bond offering cost.

        In addition, in February, 2000, the Company issued warrants to purchase 100,000 shares of common stock to the holders of the senior subordinated debentures in exchange for renegotiating covenants in the Securities Purchase Agreement. The fair value of these of warrants of $230,000 was capitalized as additional deferred bond offering cost.

        During fiscal 1999, the Company entered agreements for the sale of four real estate properties for a combined selling price of $975,000. In conjunction with such sales, the acquiring company assumed a mortgage of $173,109 and the Company retained a note receivable of $608,169.

        On October 31, 1998, the Company acquired a plasma collection center in exchange for 50,000 shares of common stock and 50,000 warrants which were valued at $149,227 for purposes of accounting for the transaction.

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                        SERACARE, INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

ORGANIZATION

    SeraCare, Inc. (the "Company"), a Delaware corporation, was formed on November 8, 1991. The business of the Company is currently carried out through its wholly-owned subsidiaries AVRE, Inc., a Nevada corporation, BHM Labs, Inc., an Arkansas corporation, Binary Associates, Inc., a Colorado corporation, SeraCare Acquisitions, Inc., a Nevada corporation, Western States, Inc., a California corporation, SeraCare Technology, Inc. ("STI"), a Nevada corporation and American Plasma, Inc., a Texas corporation. STI owned the assets known as CTI which were sold on February 29, 2000 (see Note 15).

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The operating results of CTI are included with those of the Company for the two-year period ended February 29, 2000. All significant intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION

    The Company's policy is to record revenue upon shipment of its products. The Company generally sells its plasma to fractionators under long-term contracts. A fractionator is a company that manufactures pharmaceutical and diagnostic products by processing the raw source plasma into a variety of derivative products. The Company receives advance payments from customers. The revenue related to these advance payments has been deferred until actual shipment of the plasma and is presented as deferred income in the accompanying consolidated balance sheet.

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

INVESTMENT IN JOINT VENTURE

    The Company had a 50% interest in a joint venture, which it accounted for using the equity method of accounting This joint venture recorded sales of $6.2 million and $5.8 million and net income of $1.5 million and $1.4 million for the years ended February 29, 2000 and February 28, 1999, respectively. The interest in the joint venture was included in the sale of the CTI assets on February 29, 2000.

INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which

                        SERACARE, INC. AND SUBSIDIARIES
those temporary differences are expected to be recovered or settled. A valuation allowance is provided when management cannot determine whether or not it is more likely that the net deferred tax asset will be realized. The effect on deferred tax assets and liabilities of a change in the rates is recognized in income in the period that includes the enactment date.

CASH AND CASH EQUIVALENTS

    For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

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

DONOR BASE AND RECORDS

    Donor base and records arise from business combinations or from the costs incurred in establishing a donor base and the required records of a new center. These costs consist of incremental costs directly related to the processing of new donors. The value assigned to donor base and records is established by the Company based upon the costs incurred, not to exceed the fair market value. The Company evaluates and assesses the overall recoverability of donor base and records by determining if the unamortized balance can be recovered through undiscounted future operating cash flows. Donor base and records are being amortized using the straight-line method over an estimated useful life of twenty years.

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

                        SERACARE, INC. AND SUBSIDIARIES

DEFERRED FINANCING COSTS

    Included in other assets as of February 29, 2000 and February 28, 1999, are deferred financing costs of $113,626 and $383,204, respectively. These costs relate to the fair value of options and warrants issued together with bridge loans and notes payable. These costs are amortized over the anticipated life of the respective financial instruments.

EARNINGS PER SHARE

    The Company calculates basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could occur if securities or other contracts (such as stock options, warrants, convertible debentures or convertible preferred stock) to issue common stock were exercised or converted into common stock.

DEFERRED BOND OFFERING COSTS

    Deferred bond offering costs represents the fair value of the warrants issued to debenture holders and an investment banker in connection with the $16 million debentures issued on February 13, 1998 and the related costs and expenses of such issuance. The deferred bond offering costs are being amortized over the seven year term of such debentures on a straight-line basis using the bonds outstanding method.

STOCK-BASED COMPENSATION

    The Company estimates a fair value method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards
No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). In accordance with SFAS 123, the Company has chosen to continue to account for employee stock-based compensation utilizing the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

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

    The Company accounts for non-employee stock based compensation by establishing a fair value for stock options granted. Compensation cost is measured as the excess, if any, of the fair value of the Company's stock over the amount the non-employee must pay to acquire the stock and is recognized over the anticipated service period.

ACCOUNTING ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

                        SERACARE, INC. AND SUBSIDIARIES
reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

NEW ACCOUNTING PRONOUNCEMENT

    Effective March 1, 1999, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," (SOP 98-5) issued by the American Institute of Certified Public Accountants. SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred. Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer (excluding ongoing customer acquisition costs, such as policy acquisition costs and loan origination costs) or beneficiary, initiating a new process in an existing facility, or commencing some new operation.

    As of March 1, 1999, the Company wrote off the approximate $720,000 (net of $44,600 of tax benefits) of start-up costs that had been previously capitalized and included in other assets. In accordance with SOP 98-5, the write-off of costs is being reported as a cumulative effect of a change in accounting method and prior periods have not been restated.

                         SERACARE, INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS OPERATIONS

GENERAL

COMPANY HISTORY

    SeraCare, Inc. ("SeraCare" or the "Company") was incorporated under the laws of the State of Delaware in 1991 and changed its name from American Blood Institute, Inc. to SeraCare, Inc. effective February 6, 1996.

    During fiscal 2000, the Company consisted of three divisions: Consolidated Technologies Division ("CTI") which is a manufacturer of controls and calibrators; Western States Plasma Division which is a "Value Added Distributor" with worldwide marketing including a European and Asian presence; and, the Biologics Division which collects and sells source plasma to manufacturers of therapeutic and diagnostic products.

    With the sale of substantially all of the operating assets of CTI as of February 29, 2000, the Company has reorganized along business lines. Organizationally, the Company now consists of two business segments, the Therapeutic Products Segment and the Diagnostic Products Segment. The Therapeutic Products Segment consists primarily of the plasma collection operations and certain of the distribution operations which focus on the international markets for therapeutic products. The Diagnostic Products Segment consists primarily of that portion of the distribution operation which focuses on the worldwide markets for diagnostic products and that portion of the plasma collection operations which identifies and collects rare antibody and reactive units.

ACQUISITIONS

AMERICAN PLASMA, INC.

    In July, 1998, the Company acquired all of the capital stock of American Plasma, Inc. ("American") located in Houston, Texas. American operates eleven plasmapheresis centers located in: Houston, Texas (4), South Houston, Texas; Beaumont, Texas; Longview, Texas; Casa Grande, Arizona; Phoenix, Arizona; Mesa, Arizona; and Amarillo, Texas. The total purchase price was $9,611,102.

AMEX PLASMA MANAGEMENT, INC.

    During fiscal 2000, the Company acquired six plasma centers from Amex Plasma Management, Inc. for a total of 500,000 shares of common stock. These transactions were valued at $2,359,375, based upon the fair value of the shares on the dates issued.

    In October 1998, the Company acquired the operating assets of a plasma center in Baton Rouge, Louisiana from Amex Plasma Management, Inc. for 50,000 shares of common stock and a five-year warrant to purchase 50,000 shares of common stock at $6.00 per share. This transaction was valued at $149,227, the fair value of the shares and warrants at that date.

    All acquisitions were accounted for using the purchase method of accounting. Accordingly, the results of operations are reported as of the effective dates of acquisition. The purchase price has been allocated to the net assets acquired based upon fair market values at the date of acquisition. The excess purchase price over the net assets acquired was recorded as goodwill and is being amortized over twenty years

                         SERACARE, INC AND SUBSIDIARIES

1.  BUSINESS OPERATIONS (CONTINUED)
    The unaudited proforma results of operations, assuming the acquisition of American Plasma, Inc. occurred as of the beginning of the respective period for revenue, net income and income per share, is as follows:

                                                                 YEAR ENDED
                                                              FEBRUARY 28, 1999
                                                              -----------------
Revenue.....................................................     $53,717,000
Net income..................................................       2,762,000
Income per common share
Basic.......................................................             .37
Diluted.....................................................             .25

    The unaudited proforma results are not necessarily indicative of the results which would have been obtained had these acquisitions actually occurred as of an earlier date, nor are they indicative of future results.

2.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                       FEBRUARY 29,   FEBRUARY 28,
                                                           2000           1999
                                                       ------------   ------------
Buildings and improvements...........................   $       --     $  117,255
Furniture and equipment..............................    2,313,435      1,769,846
Leasehold improvements...............................    6,215,074      3,573,973
                                                        ----------     ----------
                                                         8,528,509      5,461,074
Less: accumulated depreciation and amortization......    1,672,342        828,915
                                                        ==========     ==========
Property and equipment, net..........................   $6,856,167     $4,632,159
                                                        ==========     ==========

    Depreciation and amortization expense on property and equipment was $908,453 and $538,247 for the years ending February 29, 2000 and February 28, 1999, respectively.

3.  LINE OF CREDIT

    During December, 1998, the Company obtained a senior credit facility of $17 million. As restructured, $7 million was established as a term loan
(Note 6) and $10 million was established as a revolving line of credit. In July, 1999, the revolving line of credit was increased to $15 million. Draws under the revolving line of credit are limited to the sum of (a) 75% of qualifying accounts receivable plus 50% of inventory value. At February 29, 2000, $13,184,000 had been drawn under this line of credit. Interest accrues at a per annum rate equal to the Wall Street Journal Prime Rate plus .75% through July 15, 1999 and .25% thereafter and is payable quarterly. The Company may also elect at its option to have interest calculated based upon LIBOR plus 2.75%. The interest rate charged the Company by the senior lender at February 29, 2000 was 9.0%. The restructured facility is secured by all the assets of the Company. The new Note Agreement contains various covenants relating to: maintaining minimum tangible capital base, current ratio and coverage ratio; senior indebtedness to EBITDA; and restrictions on additional indebtedness, investments, asset sales, mergers or other changes of control, divestitures, acquisitions, dividends and distributions. As of February 29, 2000, the Company was in violation of one covenant. The Company is

                         SERACARE, INC AND SUBSIDIARIES

3.  LINE OF CREDIT (CONTINUED)
currently in discussions with this lender regarding obtaining a waiver. The agreement calls for restrictions on cash of $150,000. This senior credit facility has a term ending December 1, 2000.

4.  BRIDGE LOANS FROM RELATED PARTIES

    During the year ended February 28, 1999, the Company entered into an agreement with a related party to provide a bridge loan of $1,250,000 to the Company to purchase the stock of American Plasma, Inc. (Note 1). Interest was payable at 11.5 percent per annum. In connection with this loan, the Company granted the holder warrants to purchase 193,750 shares of restricted common stock at an exercise price of $4.50, which approximated the fair value of the shares on the date of grant. The Company paid $25,000 of loan origination fees related to this loan. This loan was repaid prior to February 28, 1999.

    In January 1998, the Company entered into agreements with related parties which provided for bridge loans of $599,000. Interest is payable monthly at ten percent per annum. These loans were repaid prior to February 29, 2000.

    At various times during the year ended February 28, 1998, the Company entered into agreements with the Company's president, which provided for loans totaling $1,325,000. At February 29, 2000, $472,500 of these loans remain outstanding. These loans are due upon demand, accrue interest at ten percent and are secured by all the assets of the Company. The outstanding balance is subject to a subordination agreement whereby such amount cannot be repaid until the senior lenders have been paid in full. Accordingly, this obligation has been classified in long-term debt on the balance sheet (see Note 9).

5.  NOTES PAYABLE

    In September 1998, the Company entered into an agreement, approved by the Board of Directors, which provided $2.0 million to the Company in connection with the acquisition of the stock of American Plasma, Inc. (Note 1). Interest was payable at 11.5 percent per annum. In connection with this loan, the Company granted the holder warrants to purchase 228,683 shares of restricted common stock at an exercise price of $4.50, which approximated the fair value of the shares on the date of grant. The Company paid $40,000 in loan origination fees related to this loan. This loan was repaid prior to February 28, 1999.

    During the year ended February 28, 1998, the Company entered into agreements, approved by the Board of Directors, which provided for loans of $808,500. These loans were due April 12, 1998. Interest was payable monthly at ten percent per annum. $500,000 of these loans was repaid in 1998 and the remaining $308,500 was repaid during 1999.

    In conjunction with an acquisition in 1997, the Company was obligated under a note payable for $600,000, which had an interest rate of eight percent and was due on October 31, 1998. The note was repaid at that time.

    At various times during the year ended February 28, 1998, the Company entered into agreements, which provided for loans totaling $1,138,447. These loans are due upon demand and are secured by all the assets of the Company. The loans accrue interest at twelve percent per annum. At February 29, 2000 and February 28, 1999, $288,447 and $297,746 of these loans was outstanding.

                         SERACARE, INC AND SUBSIDIARIES

6.  LONG-TERM DEBT

SENIOR SUBORDINATED DEBENTURES

    On February 13, 1998, the Company issued $16,000,000 in Senior Subordinated Debentures with interest payable quarterly at 12%. One-third of the then outstanding balance is due on February 13, 2003, one-half of the then outstanding balance is due on February 13, 2004 with the remaining balance due on February 13, 2005. In the event of certain public offerings of the Company's securities or a change in control (as defined), the Company is required to prepay the outstanding balance of the debentures. In addition, the Company may prepay the debentures at any time without penalty. The debentures are senior to all other debt but are subordinate to the senior bank debt. The debentures are secured by all of the assets of the Company.

    During the fiscal year ended February 29, 2000, the Company issued warrants to purchase 127,646 shares of common stock to the holders of the senior subordinated debentures in accordance with a provision under the Securities Purchase Agreement, which allowed the Company to borrow additional funds relating to the deferral of two quarterly interest payments. The fair value of these warrants of $377,102 was capitalized as additional deferred bond offering cost.

    On February 29, 2000, $4,500,000 of the proceeds from the sale of the CTI assets was used to reduce the principal amount of the subordinated debentures. At February 29, 2000, $12,474,400 remained outstanding.

    As part of the Securities Purchase Agreement, the Company issued warrants to the debenture holders to purchase 2,100,572 shares of common stock at $.01 per share. These warrants were valued at the fair value at that date, which resulted in a deferred offering cost of $7,410,400. As a result of the $4,500,000 payment on February 29, 2000, $2,207,505 of deferred offering costs less related accumulated amortization of $641,768 were charged against the proceeds from the sale of CTI assets. The remaining discount is being amortized over the term of the debt.

    The Securities Purchase Agreement contains certain affirmative and negative covenants, including maintenance of certain minimum funded debt and fixed charge coverage ratios and restrictions on incurring certain indebtedness and liens, making certain dividend payments, making certain loans and advances or investments in other persons, selling a substantial amount of assets, entering into certain mergers or business combinations or using securities which are senior to or pari passu with these debentures. At February 29, 2000, the Company was not in compliance with these covenants. The lender waived covenant defaults as of February 29, 2000 and has indicated the covenants would be amended so that the Company would be in compliance with the note agreements in the future. The Company granted warrants to purchase 100,000 shares of common stock at $.01 per share to this lender in exchange for renegotiation of these covenants at February 29, 2000. The fair value of these warrants of $230,000 was recorded as additional deferred offering costs and will be amortized over the remaining term of the debt.

TERM LOAN

    As discussed in Note 3, in December 1998, the senior credit facility was restructured to include a $7.0 million term loan. Interest was payable quarterly at a per annum rate equal to the Wall Street Journal Prime Rate plus .75% through July 15, 1999 and .50% thereafter. Principal was payable over a three year period ending December 1, 2001. The term loan was subject to the same covenants as the credit facility (Note 3) and was secured by all the assets of the Company. On February 29, 2000, $6.0 million of the proceeds from the sale of CTI assets was used to pay in full the outstanding balance under this facility.

                         SERACARE, INC AND SUBSIDIARIES

6.  LONG-TERM DEBT (CONTINUED)
DEBT ACQUIRED IN PURCHASE OF AMERICAN PLASMA, INC.

    American Plasma, Inc. entered into two notes payable in 1996 to purchase the assets of four plasma centers. The notes are secured by all the assets of one of the four plasma centers and certain other assets of the other centers. The first note is due in 24 quarterly payments of $40,152, representing principal and interest at 12% per annum. At February 29, 2000, $195,091 was outstanding on this note payable. The second note payable is due in biweekly installments of $2,974, representing principal and interest imputed at 12% per annum, through May, 2002. At February 29, 2000, $159,866 was outstanding on this note payable.

KIER CORPORATION

    On September 2, 1996, the Company assumed a $45,000 note payable to The Kier Corporation, a lessor, in conjunction with an acquisition of the rights to the Clearfield, Utah plasma collection center. The note payable accrues interest at 10.5% and is payable in monthly installments of $967. These monthly installments have been added to the base rental payments and are paid monthly over a five-year period. The first monthly installment of interest and principal commenced on October 20, 1996 and the final installment is due on September 20, 2001. If the lease is terminated or the Company defaults on the lease, the remainder of the loan is due in full immediately. At February 29, 2000, the outstanding balance on the note payable was $16,857.

FUTURE MINIMUM PAYMENTS TO BE MADE, AS OF FEBRUARY 29, 2000:

YEAR ENDING FEBRUARY 28,                                        AMOUNT
------------------------                                      -----------
  2001                                                        $   231,151
  2002                                                            135,458
  2003                                                              5,206
  2004                                                          4,158,133
  2005                                                          4,158,133
  Thereafter................................................    4,630,633
                                                              -----------
                                                               13,318,714
Less current portion........................................      231,151
                                                              -----------
                                                              $13,087,562
                                                              ===========

7.  STOCKHOLDERS' EQUITY

COMMON STOCK

    During the year ended February 29, 2000, the Company acquired six plasma centers under various agreements in exchange for 500,000 shares of common stock, valued at $2,359,375.

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

SERIES B PREFERRED STOCK

    In December 1997, the Company issued 15,000 shares of the Company's
Series B Convertible Preferred Stock, par value $.001 per share, for $1,500,000 in a private placement, less issuance costs of $7,500. The Series B Convertible Preferred Stock has no voting rights prior to conversion, does not accrue interest or cash dividends and is redeemable by the Company beginning
January 1, 1999 at a premium to liquidation preference. During the year ended February 29, 2000, all shares of Series B Preferred Stock were converted into 375,000 shares of common stock.

SERIES C PREFERRED STOCK

    In December, 1998, the Company issued 22,500 shares of the Company's
Series C Convertible Preferred Stock, par value $.001 per share, plus warrants to purchase 281,500 shares of common stock at $4.50 per share, for $2,250,000 in a private placement, less issuance costs of $135,000. Such preferred stock is convertible into 500,000 shares of common stock and has a $100 per share liquidation preference. The Series C Convertible Preferred Stock has no voting rights prior to conversion and accrues preferred dividends at the rate of 10% of the liquidation value (payable quarterly in arrears). In connection with this private placement, the Company issued 25,000 shares of common stock as additional issuance costs. As of February 29, 2000 dividends in arrears were approximately $37,500.

SERIES A WARRANTS

    The Company issued 940,000 Series A Warrants in connection with the two private placements dated June 1, 1996 and October 1, 1996. Each warrant allowed the holder to purchase one share of common stock of the Company at $2.75, with the exercise price dropping to $1.50 per share if the Company did not register the sharess issued in conjunction with both private placements and the common stock underlying Series A Warrants by August 7, 1998. During the year ended February 28, 1998, the Company offered the holders of these warrants a cashless exchange of one share of common stock for two warrants. Holders of 615,000 warrants elected to receive 307,500 shares of restricted common stock at that time. The holders of the remaining 325,000 warrants exercised the warrants during the year ended February 28, 1999 at the exercise price of $1.50 per share.

OTHER WARRANTS

    During the year ended February 29, 2000, the Company elected to capitalize two quarterly interest payments related to the subordinated debentures. In accordance with the terms of the subordinated debentures agreement, the Company issued warrants to the debenture holders to purchase 127,646 shares of common stock at an exercise price of $.01 per share (Note 6).

    At February 29, 2000, the Company was in default of certain covenants under the senior subordinated debentures agreement. The Company granted warrants to purchase 100,000 shares of common stock at $.01 per share to the lender in exchange for renegotiation of these covenants (Note 6).

    In conjunction with the private placement of Series C preferred stock, the Company issued warrants to purchase 281,250 shares of common stock at $4.50 per share.

                         SERACARE, INC AND SUBSIDIARIES

7.  STOCKHOLDERS' EQUITY (CONTINUED)
    In conjunction with a $1.25 million loan from a related party (see Note 4) as well as a $2.0 million loan (see Note 5) both of which were related to the acquisition of the stock of American Plasma, Inc., the Company issued warrants to the loan holders to purchase 422,433 shares of common stock at $4.50 per share.

    In conjunction with the issuance of the $16 million in subordinated debentures (see Note 6), the Company issued warrants to the debenture holders to purchase 2,100,572 shares of common stock at $.01 per share. In addition, the Company granted warrants to purchase 131,286 shares of its common stock at $3.00 per share as a finder's fee to the referring investment banker.

    In connection with the acquisition of a plasma collection center in Baton Rouge, LA, the Company issued 50,000 five year warrants to purchase the Company's shares at $6.00 to Amex Plasma Management, Inc. in October 1998.

8.  SERIES A REDEEMABLE PREFERRED STOCK

    On July 7, 1996, the Company acquired BHM Labs, Inc. in exchange for 3,600 shares of the Company's Series A Preferred Stock. The preferred stock is redeemable over three years, in 36 monthly installments with interest at the rate of eight percent per annum starting June 1996. Upon receipt of each monthly payment, the holder shall deliver to the Company, Series A Stock Certificates representing 1/36th (one hundred shares) of the preferred stock initially issued to the holder in connection with the acquisition. As of February 29, 2000, the Company has redeemed all shares of the preferred stock for $511,269 in cash.

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

                         SERACARE, INC AND SUBSIDIARIES

9.  STOCK OPTIONS (CONTINUED)
           (4) In conjunction with the $742,500 loans to the Company during calendar 1997 (see Note 4), the Company granted options to purchase 742,500 and 116,000 shares of common stock at an exercise price of $2.00 and $3.00 per share, which was at the then fair market value, respectively. These options were fully vested on the date granted, and are exercisable for three years.

           (5) In August 1997, the Board granted options to the Company's president to purchase 100,000 shares of common stock at an exercise price of $3.00 per share, which was above the fair market value at the time. These options vested immediately and are exercisable for five years.

           (6) In March, 1999, the Board granted options to the Company's president to purchase 839,011 shares at $4.25 per share as additional consideration for allowing $472,500 of loans due him to continue to be subordinate to the subordinated debentures. These options vested immediately and are exercisable for five years. The fair value of these options on the date of issuance was $276,095 which was capitalized as deferred financing cost.

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

        In March, 1999, the Board granted options to the Vice President of Finance to purchase 25,000 shares of common stock at an exercise price of $5.25 per share, which was at the then fair market value. These options vested immediately and are exercisable for five years.

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

        In connection with various loans made to the Company during the year ended February 28, 1998, the Company granted options to purchase 1,580,473 shares of common stock at exercise prices ranging between $2.00 and $4.00 per share (including 349,000 granted at $3.50 per share to related parties). These options were fully vested at the granting date and are exercisable for a period of three years. In

                         SERACARE, INC AND SUBSIDIARIES

9.  STOCK OPTIONS (CONTINUED)
    February 1998, 707,500 of these options were exchanged for 353,750 shares of common stock in a cashless exchange (including 349,000 options exchanged for 174,500 shares of common stock by related parties).

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

    The following table summarizes all option/warrant activity for the years ended February 29, 2000:

                                                         NUMBER OF       WEIGHTED
                                                        COMMON STOCK     AVERAGE
                                                      WARRANTS/OPTIONS    PRICE
                                                      ----------------   --------
Outstanding as of March 1, 1998.....................     5,179,663        $ 1.40
Granted.............................................     1,288,855          4.99
Exercised...........................................      (325,000)        (2.75)
                                                         ---------        ------
Outstanding as of February 28, 1999.................     6,143,518          2.08
Granted.............................................     1,091,657          3.39
                                                         ---------        ------
Outstanding as of February 29, 2000.................     7,235,175        $ 2.28
                                                         =========        ======
Exercisable as of February 29, 2000.................     7,215,175        $ 2.27
                                                         =========        ======

    FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option, using the Black Scholes method, at the weighted-average assumptions used for grants in fiscal 2000 and 1999, dividend yield of zero percent; expected volatility of 14 percent and 13 percent; risk free interest rate of 5.24; and expected life of
5.0 years.

    The weighted average fair value of options granted during the years ended February 29, 2000 and February 28, 1999 was $.84 and $.13, respectively.

                         SERACARE, INC AND SUBSIDIARIES

9.  STOCK OPTIONS (CONTINUED)
    Under the accounting provisions of FASB Statement 123, the Company's net income (loss) and income (loss) per share for the years ended February 29, 2000 and February 28, 1999 would have been reduced to the pro forma amounts indicated below:

                                                             YEARS ENDED
                                                -------------------------------------
                                                FEBRUARY 29, 2000   FEBRUARY 28, 1999
                                                -----------------   -----------------
Net income (loss)
As reported...................................      $(578,171)          $2,705,002
Pro forma.....................................      $(612,297)          $2,677,632

Basic income (loss) per share
As reported...................................      $    (.10)          $      .37
Pro forma.....................................      $    (.10)          $      .36

Diluted income (loss) per share
As reported...................................      $    (.10)          $      .24
Pro forma.....................................      $    (.10)          $      .24

    The following table summarizes information about stock options outstanding at February 29, 2000:

                          OUTSTANDING                                  EXERCISABLE
  -----------------------------------------------------------   --------------------------
                                      WEIGHTED AVERAGE               WEIGHTED AVERAGE
     RANGE OF                  ------------------------------   --------------------------
  EXERCISE PRICES   SHARES     LIFE (MONTHS)   EXERCISE PRICE    SHARES     EXERCISE PRICE
  ---------------  ---------   -------------   --------------   ---------   --------------
       $0.01       2,353,123     Unlimited          $0.01       2,353,123        $0.01
    $1.00-$1.70      521,330           2.0          $1.18         521,330        $1.18
       $2.00       1,011,726           6.8          $2.00       1,011,726        $2.00
    $2.25-$4.00    1,221,035           6.5          $3.02       1,221,035        $3.02
    $4.25-$4.50    1,664,694          47.0          $4.36       1,644,694        $4.35
    $6.00-$6.31      463,267          38.0          $6.22         463,267        $6.22
                   ---------                        -----       ---------        -----
                   7,235,175                        $2.28       7,215,175        $2.27
                   =========                        =====       =========        =====

10.  LEASES

    The Company is currently leasing its corporate office under a noncancelable lease agreement, which expires in May 2002. The Company is also obligated under various other lease agreements for other locations (primarily donor centers). The remaining leases expire at various dates through July 2009. All of the leases have renewal options.

    Future minimum rental obligations under the aforementioned lease agreements are as follows:

FISCAL YEAR ENDED                                               AMOUNT
-----------------                                             ----------
2001........................................................  $1,676,775
2002........................................................   1,575,774
2003........................................................   1,393,779
2004........................................................     948,125
2005........................................................     537,893
Thereafter..................................................     933,000
                                                              ----------
                                                              $7,065,346
                                                              ==========

                         SERACARE, INC AND SUBSIDIARIES

10.  LEASES (CONTINUED)

    Rent expense amounted to $1,736,845 and $1,534,419 for the years ended February 29, 2000 and February 28, 1999, respectively.

11.  INCOME TAXES

    The difference between the reported tax provision and the statutory rate applied to the pre-tax income (loss) for the fiscal year ended February 29, 2000 and February 28, 1999 is primarily related to the realization of deferred tax assets, primarily the utilization of net operating loss carryforwards.

    Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. As of February 29, 2000 the Company's net loss carryforwards resulted in deferred tax assets of approximately $.3 million. Based upon historical earnings, management was unable to determine that it was more likely than not that the deferred tax assets would be realized, therefore a 100% valuation allowance was established.

    As of February 29, 2000, the Company had approximately $.7 million of federal and state net operating loss carryforwards, of which a portion is subject to limitation under section 381 of the Internal Revenue Code. The loss carryforwards expire in various amounts through the year 2019.

12.  COMMITMENTS

    The Company has entered into various employment and consulting agreements with current and previous officers and directors of the Company. The following describes certain terms and obligations provided by the agreements entered into by the Company with such officers and directors:

    The Company is obligated to the president under an agreement through February 5, 2002. The Company is obligated to the executive vice president under an agreement through February 6, 2003. The current annual salaries under these agreements are $390,000.

    Under the terms of a consulting agreement dated in April 1996, the Company is obligated to pay an outside director $50,000 per year. In January 1998, the term of such agreement was extended through March 2002.

    In connection with the acquisition of Western States Group, Inc., the Company is obligated under the terms of two five-year employment agreements dated February 13, 1998. The current annual salaries under these agreements are $255,000.

13.  CONCENTRATION OF CREDIT RISK, SIGNIFICANT CUSTOMERS AND SALES COMMITMENTS

    During the year ended February 29, 2000, the Company sold its primary product, plasma, on credit mainly to fractionators in the health care industry. The plasma is processed into various immune enhancing and other pharmaceutical products which are then sold for therapeutic applications.

    Plasma collection, storage, labeling and distribution activities are subject to strict regulation and licensing by the U.S. Food and Drug Administration ("FDA"). The Company's facilities are subject to periodic inspection by the FDA. The Company is required to obtain from each donor an informed consent regarding the donation procedure. Failure to comply or correct deficiencies with applicable laws or regulations could subject the Company to enforcement action, including product seizures, recalls, center or

                         SERACARE, INC AND SUBSIDIARIES

13. CONCENTRATION OF CREDIT RISK, SIGNIFICANT CUSTOMERS AND SALES COMMITMENTS (CONTINUED) facility closure, license revocations and civil and criminal penalties, any one or more could have a material adverse effect on the Company's business.

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

    For the years ended February 29, 2000 and February 28, 1999, approximately 42% and 32%, respectively, of the net sales were to Grupo Grifols, S.A., and about 11% and 20%, respectively, were to Alpha Therapeutics. No other customer represented ten percent or more of net revenue. Accounts receivable due from Grupo Griffols, S.A. represented approximately 49% of accounts receivable as of February 29, 2000 and 37% of accounts receivable as of February 28, 1999. One additional customer represented 10% of accounts receivable as of February 29, 2000.

14.  RELATED PARTY TRANSACTIONS

    The Company has had various transactions with related parties. These transactions are described in Notes 4, 7, 9, and 12. The Company had sales of $629,547 to a related party in 1999, of which the outstanding balance at February 28, 1999 was $623,899 and was included in the CTI assets sold on February 29, 2000. There were no material related party transactions during the fiscal year ended February 29, 2000.

15.  OTHER INCOME

    On February 29, 2000, pursuant to the terms of an Asset Purchase Agreement, the Company sold substantially all of CTI's operating assets in an all cash transaction for $17,406,515. In conjunction with this transaction, $5,406,515 was placed in escrow, of which $3,731,515 was converted to cash in March 2000. The remaining $1,675,000 is being held pursuant to an adjustment provision in the Asset Purchase Agreement. This sale resulted in a gain of $269,212, which is included in other income. During the years ended February 29, 2000 and February 28, 1999, revenues for CTI were $6,943,730 and $6,331,768 respectively.

    Other income at February 28, 1999, includes approximately $534,000 of gain realized from the sale of three properties acquired as part of the American Plasma Management, Inc. acquisition. The underlying mortgage on one of the properties was assumed by the buyer. The Company is leasing these properties back under 5 and 10 -year leases.

                         SERACARE, INC AND SUBSIDIARIES

16.  EARNINGS (LOSS) PER SHARE

    The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per share computation. The net income (loss) available to common stockholders has been adjusted for dividends on preferred stock.

                                                                FISCAL YEARS ENDED
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Basic earnings (loss) per share
  Net income before cumulative effect of change in
    accounting method.......................................  $  141,732   $2,705,002
  Dividends on preferred stock..............................     225,000       37,500
                                                              ----------   ----------
  Net income available to common stockholders before
    cumulative effect of change in accounting method........     (83,268)   2,667,500
  Cumulative effect of change in accounting method..........    (719,903)           0
                                                              ----------   ----------
  Net income (loss) available to common stockholders
    (numerator).............................................  $ (803,171)  $2,667,500
                                                              ==========   ==========
  Weighted average common shares outstanding
    (denominator)...........................................   8,101,336    7,365,212
                                                              ----------   ----------
  Basic earnings (loss) per share...........................  $    (0.10)  $     0.37
                                                              ==========   ==========
Diluted earnings (loss) per share
  Net income (loss) available to common stockholders
    (numerator).............................................  $ (803,171)  $2,667,500
                                                              ==========   ==========
  Weighted average common shares outstanding................   8,101,336    7,365,212
  Weighted average warrants/options outstanding.............   6,533,870    5,485,604
  Weighted average other dilutive securities................     674,658      425,000
  Stock acquired with proceeds..............................  (2,993,267)  (2,172,630)
                                                              ----------   ----------
  Weighted average common shares and assumed conversion
    outstanding (denominator)...............................  12,316,597   11,103,186
                                                              ==========   ==========
  Diluted earnings (loss) per share.........................  $    (0.10)  $     0.24
                                                              ==========   ==========

    Diluted earnings (loss) per share has been calculated excluding the effect of potentially dilutive securities as their inclusion would be antidilutive.

17.  SEGMENT INFORMATION

    Effective March 1, 1998, the Company adopted SFAS No. 131 for financial reporting of its operating segments. The Company's business activities are divided, managed and conducted in two basic business segments, the Therapeutic Products segment and the Diagnostic Products segment. These two segments were determined by management based upon the inherent differences in the end use of the products, the inherent differences in the value added processes made by the Company, the differences in the regulatory requirements and the inherent differences in the strategies required to successfully market finished products. Operations which do not fall into either of these two segments including unallocated corporate overhead is reported in the category "Corporate and Other".

    The Therapeutic segment includes plasma collection and those other activities involving the collection and/or sale of plasma to manufacturers whose objective is the production of injectable plasma products such as albumin, antihemophilic factors 8 and 9, and Rh Immune globulin. The Diagnostic segment includes the manufacture and/or sale of non-injectable plasma products such as proficiency tests, controls,

                         SERACARE, INC AND SUBSIDIARIES

17.  SEGMENT INFORMATION (CONTINUED)
calibrators, reagents and specialty test kits. The Diagnostic segment also includes the production and/or sale of monoclonal antibodies.

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

    The Company's segment information as of and for the years ended February 29, 2000 and February 28, 1999 is as follows:

                                THERAPEUTIC   DIAGNOSTIC       TOTAL       CORPORATE    CONSOLIDATED
                                  SEGMENT       SEGMENT      SEGMENTS      AND OTHER       TOTAL
                                -----------   -----------   -----------   -----------   ------------
Net Sales--Third Party
  Fy 1999.....................  $36,596,599   $12,413,790   $49,010,389   $             $49,010,389
  Fy 2000.....................   46,897,523    15,142,529    62,040,052                  62,040,052

Income from Joint Venture
  Fy 1999.....................                    687,818       687,818                     687,818
  Fy 2000.....................                    730,951       730,951                     730,951

Net Sales--Inter-Segment
  Fy 1999.....................    2,871,653       895,189     3,766,842                          --
  Fy 2000.....................    3,230,690        51,840     3,282,530                          --

Gross Profit
  Fy 1999.....................    3,944,378     6,625,436    10,569,814                  10,569,814
  Fy 2000.....................    7,145,894     4,796,177    11,942,071                  11,942,071

Operating Income
  Fy 1999.....................    2,823,535     5,007,803     7,831,338    (1,441,684)    6,389,654
  Fy 2000.....................    5,911,320     1,379,372     7,290,692    (2,218,223)    5,072,469

Interest Expense--net
  Fy 1999.....................      157,946            --       157,946     4,136,356     4,294,302
  Fy 2000.....................       31,323            --        31,323     5,131,881     5,163,204

Other income
  Fy 1999.....................       10,408         7,718        18,126       608,538       626,664
  Fy 2000.....................          609         9,112         9,721       310,344       320,065

Taxes on Income
  Fy 1999.....................       17,014            --        17,014            --        17,014
  Fy 2000.....................       87,598            --        87,598            --        87,598

                         SERACARE, INC AND SUBSIDIARIES

17.  SEGMENT INFORMATION (CONTINUED)

                                THERAPEUTIC   DIAGNOSTIC       TOTAL       CORPORATE    CONSOLIDATED
                                  SEGMENT       SEGMENT      SEGMENTS      AND OTHER       TOTAL
                                -----------   -----------   -----------   -----------   ------------
Cumulative Effect of Change in
  Accounting Method
  Fy 1999.....................  $        --   $        --   $        --   $        --   $        --
  Fy 2000.....................     (505,585)     (214,318)     (719,903)           --      (719,903)

Net Income (loss)
  Fy 1999.....................    2,675,997     5,015,521     7,691,518    (4,986,516)    2,705,002
  Fy 2000.....................    5,287,423     1,174,166     6,461,589    (7,039,760)     (578,171)

Identifiable Assets
  Fy 1999.....................   39,962,338    17,769,324    54,731,662     9,844,600    64,576,262
  Fy 2000.....................   46,943,953    13,668,422    60,612,375     8,966,540    69,578,915

Depreciation and Amortization
  Fy 1999.....................      844,591       577,297     1,421,888       402,042     1,823,730
  Fy 2000.....................    1,356,113       609,058     1,965,171       238,486     2,203,657

Capital Expenditures
  Fy 1999.....................    1,349,818     1,342,777     2,692,595       295,520     2,988,115
  Fy 2000.....................    3,296,688       609,103     3,905,791            --     3,905,791

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