Form 10-Q
period 2000-05-31
SERACARE INC
filed 2000-07-13
CIK 1016608

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 - Q

/X/ QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MAY 31, 2000


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


For the transition period from ___________ to ____________.

Commission file number 0-21781

                                 SERACARE, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                     95-4343492
           --------                                     ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

1925 CENTURY PARK EAST, SUITE 1970
LOS ANGELES, CALIFORNIA                                    90067
-----------------------                                    -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number: (310) 772-7777
                               --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. / X / Yes / / No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / X / No / /

As of June 30, 2000, the issuer had 8,519,418 shares of its common stock, $.001 par value issued and outstanding.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------


ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS ARE PROVIDED AS FOLLOWS:

                                                                   PAGE
                                                                  NUMBER



     SERACARE, INC. AND SUBSIDIARIES
     CONSOLIDATED FINANCIAL STATEMENTS
     (UNAUDITED)


     Consolidated Statements of Operations - (Unaudited)
          For the three months ended May 31, 2000 and
          For the three months ended May 31, 1999                    3

     Consolidated Balance Sheets -
          as of May 31, 2000 (Unaudited) and
          as of February 29, 2000 (Audited)                          4


     Consolidated Statements of Cash Flows - (Unaudited)
          For the three month period ended May 31, 2000 and
          For the three month period ended May 31, 1999              5

     Notes to Consolidated Financial Statements                      6

SERACARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN WHOLE DOLLARS, EXCEPT PER SHARE DATA)
(UNAUDITED)


                                                                     For the Three Months
                                                                            Ended
                                                               --------------------------------
                                                                   May 31,          May 31,
                                                                    2000             1999
                                                               --------------    --------------
Revenues
  Net sales                                                    $   12,884,055    $   15,899,546
  Income from joint venture                                                 0           189,890
                                                               --------------    --------------

                                                                   12,884,055        16,089,436

Cost of sales                                                       9,921,802        11,755,652
                                                               --------------    --------------

Gross profit                                                        2,962,253         4,333,784

General and administrative expenses                                 1,628,470         1,523,413
                                                               --------------    --------------


Income from operations                                              1,333,783         2,810,371

Interest expense (including $272,974 and $312,048
  of noncash interest expense)                                      1,013,372         1,185,796

Other expense (income), net                                           (14,351)          (18,441)
                                                               --------------    --------------

Income before income tax expense and
  cumulative effect of change in accounting method                    334,762         1,643,016

Income tax expense                                                     50,284           101,867
                                                               --------------    --------------

Income before cumulative effect of change
  in accounting method                                                284,478         1,541,149

Cumulative effect of change in accounting method, net                       0          (719,903)
                                                               --------------    --------------

Net income                                                     $      284,478    $      821,246
                                                               ==============    ==============

Earnings per common share

 Basic

  Income before cumulative effect of change in
    accounting method                                          $         0.03    $         0.20
  Cumulative effect of change in accounting method                       0.00             (0.09)
                                                               --------------    --------------

  Net income                                                   $         0.03    $         0.11
                                                               ==============    ==============

 Diluted

  Income before cumulative effect of change in
    accounting method                                          $         0.02    $         0.13
  Cumulative effect of change in accounting method                       0.00             (0.06)
                                                               --------------    --------------

  Net income                                                   $         0.02    $         0.07
                                                               ==============    ==============


Weighted average shares issued and outstanding

  Basic                                                             8,519,418         7,644,418
                                                               ==============    ==============

  Diluted                                                          11,811,470        12,013,022
                                                               ==============    ==============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SERACARE, INC.
CONSOLIDATED BALANCE SHEETS

(IN WHOLE DOLLARS)


                                                                  5-31-00            2-29-00
                                                                (UNAUDITED)         (AUDITED)
                                                               --------------    --------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                    $      597,589    $    1,285,668
  Cash held in escrow                                               1,675,000         5,406,515
  Accounts receivable                                               9,132,662        11,963,823
  Inventory                                                        19,322,833        17,283,525
  Prepaid expenses and other current assets                           618,823           634,668
                                                               --------------    --------------
    Total current assets                                           31,346,907        36,574,199
                                                               --------------    --------------

PROPERTY AND EQUIPMENT - NET                                        6,708,967         6,856,167
FDA LICENSES, less accumulated amortization
  of $424,765 and $372,015                                          8,057,480         8,110,229
DONOR BASE AND RECORDS, less accumulated
  amortization of $478,402 and $414,496                             4,632,305         4,684,367
REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCATED
  TO IDENTIFIABLE ASSETS, less accumulated amortization
  of $165,413 and $155,771                                            606,040           615,682
GOODWILL, less accumulated amortization of $814,231
  and $716,662                                                      6,528,920         6,626,489
DEFERRED BOND DISCOUNT, less accumulated
  amortization of $2,053,198 and $1,807,235                         4,673,304         4,919,268
OTHER ASSETS                                                        1,283,433         1,192,514
                                                               ==============    ==============
TOTAL ASSETS                                                   $   63,837,356    $   69,578,915
                                                               ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Line of credit                                               $   13,963,200    $   13,184,000
  Accounts payable and accrued expenses                             4,561,256        10,494,088
  Accrued payroll and related expenses                                371,685           484,281
  Accrued expenses                                                  2,319,561         3,487,405
  Deferred income                                                     799,059           278,429
  Notes payable                                                       285,966           288,447
  Current portion of long-term debt                                   231,151           231,151
                                                               --------------    --------------

    Total current liabilities                                      22,531,878        28,447,801
                                                               --------------    --------------

LONG-TERM DEBT                                                     13,033,695        13,087,563
                                                               --------------    --------------

STOCKHOLDERS' EQUITY
  Series C convertible preferred stock, $.001
     par value, 22,500 shares
     authorized and outstanding
     Liquidation value $100 per share                                      22                22
  Common stock, $.001 par value, 25,000,000
     shares authorized
     8,519,418 issued and outstanding                                   8,519             8,519
  Additional paid-in capital                                       26,224,316        26,224,316
  Retained earnings                                                 2,038,926         1,810,694
                                                               --------------    --------------
     Total stockholders' equity                                    28,271,783        28,043,551
                                                               --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   63,837,356    $   69,578,915
                                                               ==============    ==============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SERACARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN WHOLE DOLLARS)
(UNAUDITED)


                                                                     For the Three Months
                                                                            Ended
                                                               --------------------------------
                                                                   May 31,            May 31,
INCREASE (DECREASE) IN CASH                                         2000               1999
                                                               --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                            $      284,478    $      821,246
  Adjustments to reconcile net income (loss) to
     cash provided by (used in) operating activities:
        Depreciation and amortization                                 459,062           487,927
        Income from joint venture                                           0          (189,890)
        Non-cash interest expense                                     272,974           312,048
        Non-cash general and administrative expense                     5,355             5,355
        (Increase) decrease from changes in:
           Accounts receivable                                      2,831,161        (1,078,058)
           Inventory                                               (2,039,308)       (6,020,880)
           Prepaid expenses and other current assets                   15,845           189,817
           Other assets                                              (123,285)          719,729
           Accounts payable                                        (5,932,824)        3,270,732
           Accrued payroll and related expenses                      (112,596)          320,474
           Accrued expenses                                        (1,167,844)          848,904
           Deferred income                                            520,630                 0
                                                               --------------    --------------
Net cash  used in operating activities                             (4,986,352)         (312,596)
                                                               --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Funds released from escrow                                        3,731,515                 0
  Purchases of property and equipment                                 (88,000)         (260,971)
  Distributions from unconsolidated subsidiary                              0            90,000
  Additions to FDA licenses                                                 0          (259,710)
  Additions to donor base and records                                 (11,843)         (104,674)
                                                               --------------    --------------
Net cash provided by (used in) investing activities                 3,631,672          (535,355)
                                                               --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances under line of credit                                       779,200         1,100,000
  Repayments of long-term debt                                        (53,868)          (90,398)
  Repayments of notes payable                                          (2,481)           (2,235)
  Payments on redemption of preferred stock                                 0           (44,930)
  Borrowings under notes payable                                            0           100,000
  Preferred dividend                                                  (56,250)

                                                               --------------    --------------
Net cash provided by financing activities                             666,601         1,062,437
                                                               --------------    --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (688,079)          214,486

CASH AND CASH EQUIVALENTS, beginning of period                      1,285,668           843,226
                                                               --------------    --------------

CASH AND CASH EQUIVALENTS, end of period                       $      597,589    $    1,057,712
                                                               ==============    ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
(a) Cash paid for:
          Interest                                             $    1,011,620    $      768,466
          State income taxes                                   $        8,820    $       16,045

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         SeraCare, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements



1.   STATEMENT OF INFORMATION FURNISHED

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position of SeraCare, Inc. and Subsidiaries as of May 31, 2000, and the results of their operations and cash flows for the three months ended May 31, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2000.

The results of operations for the three month period ended May 31, 2000 are not necessarily indicative of the results to be expected for any other period or for the entire current fiscal year.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules to Form 10-Q. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2000, which is included herein by this reference.

2.   EARNINGS PER SHARE

Basic earnings (loss) per common share amounts for the three months ended May 31, 2000 and 1999 have been calculated based upon the weighted average number of shares actually outstanding during the period. Diluted earnings per share for the same three-month periods were calculated by considering common stock options, purchase warrants and convertible debt instruments which are deemed common stock equivalents in such calculation.

3.   DEFERRED INCOME

The Company receives cash advances from customers. The revenue related to these advance payments has been deferred until actual shipment of the plasma.

                         SeraCare, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


4.   INCOME TAXES

The difference between the reported tax provision and the statutory rate applied to the pre-tax income for the three months ended May 31, 2000 is primarily the result of the expected realization of deferred tax assets relating to the utilization of certain loss carryforwards and the application of available loss carryforwards in the calculation of an effective tax rate which was based upon annualizing the financial results for the quarter.

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

As of May 31, 1999, the Company wrote off approximately $719,903 (net of $44,600 of tax benefit) of start-up costs that had been previously capitalized and included in other assets. In accordance with SOP 98-5, the write-off of such costs was reported as a cumulative effect of a change in accounting method.

6.    CASH IN ESCROW

In conjunction with the sale of CTI's operating assets, $1,675,000 remains in escrow and is being held pursuant to an adjustment provision in the Asset Purchase Agreement.

7.    BASIC EARNINGS PER SHARE CALCULATION

Basic earnings per share have been calculated for the current period by deducting preferred dividends of $56,250 from net income of $284,478 to determine net income available to common shareholders of $228,228.

8.    LONG-TERM DEBT

As of May 31, 2000, the Company was in violation of one covenant pertaining to the senior credit facility and is in discussions with this lender regarding obtaining a waiver. In addition, the Company was in violation of one covenant relating to the subordinated debentures. The lender has indicated that the covenants would be amended so that the Company would be in compliance with the note agreements in the future.

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

                              RESULTS OF OPERATIONS

 THREE MONTHS ENDED MAY 31, 2000 AS COMPARED TO THREE MONTHS ENDED MAY 31, 1999

REVENUE
Net revenue of the Company decreased by 20%, or $3,205,381 to $12,884,055 during the current year period. This decrease was primarily the result of lower revenue relating to the Biologics Division and the sale of the operating assets of Consolidated Technologies which generated $1.6 million in the prior year period. The decrease in the Biologics Division was caused principally by the timing of shipments to the Company's primary customer. Plasma collections for the current quarter were up 13 percent from the fourth quarter, but were down seven percent from the year earlier period.

GROSS PROFIT
Gross profit decreased by $1,371,531 or 32% in the current year period to $2,962,253 mainly due to the sale of Consolidated Technologies and the decreased revenues discussed above. The lower revenue of the Biologics division was partially offset by the lower direct costs related to the decrease in the volume of plasma collected.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses in the current quarter increased by $105,057 to $1,628,470, an increase of 7%. A significant increase in the cost of compliance and quality control related to the plasma collection operations was mostly offset by the absence of Consolidated Technologies in the current period. Also increasing was the distribution operations as a result of higher compensation costs associated with an expanded marketing and sales effort.

INTEREST EXPENSE
Interest expense during the current period decreased by $172,424 to $1,013,372 due primarily to the pay-down of long-term debt with the proceeds from the sale of the operating assets of Consolidated Technologies and the write-off of the related deferred bond discount costs. Non-cash interest for the current year period was $272,974 and represents the amortization of the remaining deferred bond discount associated with the February 1998 subordinated debenture issue.

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING METHOD
As a result of the above, income before the cumulative effect of a change in accounting method for the three months ended May 31, 2000 was $284,478 compared to $1,541,149 for the same prior year period.

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

NET INCOME
As a result of the above, net income for the three months ended May 31, 2000 was $284,478 compared to $821,246 for the same prior year period.



                         LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2000 the Company's current assets exceeded current liabilities by $8,815,029 compared to $8,126,398 as of February 29, 2000, which translates into a current ratio as of May 31, 2000 of 1.4 to 1 compared to 1.3 to 1 as of February 29, 2000. Total liabilities as of May 31, 2000 were $35,565,573 compared to $41,535,364 as of February 29, 2000. The total debt to equity ratio as of May 31, 2000 was 1.3 compared to 1.5 as of February 29, 2000. In the opinion of Management, the trends reflected in these ratio's and statistics are very positive and show progress in improving the Company's financial position.

Net cash used in operating activities during the three-month period ended May 31, 2000 was $4,986,352 compared to $312,596 during the same prior year period. The current year quarter results were due primarily to a decrease in accounts payable.

Cash flows provided by investing activities for the three months ended May 31, 2000 was $3,631,672 compared to ($535,355) for the comparable prior year period. The current period increase resulted primarily from the release of funds from escrow related to the sale of CTI.

Cash flow provided by financing activities was $666,601 for the current year period compared to $1,062,437 for the comparable period in the prior year. The current quarter decrease was mostly due to fewer advances under the revolving line of credit.

The use of cash during the quarter was consistent with the Company's strategic plan for strong growth and the Company feels that progress has been made during the period. With a continuation of a strategic focus on growth and optimum positioning for the expected industry wide shortage of plasma, the short-term impact on the Company's earnings and cash flow has been to defer significant profitability and positive cash flows.

Much of fiscal year 2000 was spent establishing a structure which the Company believes is necessary in order to insure long-term success in this highly regulated industry. Primarily as a result of this focus on quality control and compliance, the Company experienced an 18% decrease in the volume of plasma collected during the fourth quarter versus the first quarter of the year ended February 29, 2000. With the structure and training in place, the first quarter of fiscal 2001 represented a period of re-establishing the programs and incentives the Company believes are required to stimulate increased plasma collections.

The result was a 13 % increase in plasma collected during the quarter just ended compared to the quarter ended February 29, 2000. Consistent with the Company's strategic plan of growth, recently established centers in Allentown, PA, Reading, PA and Laredo, TX are continuing to ramp-up and newly established centers in Danville, VA and Providence, RI are scheduled to open during the second quarter. In addition, the manufacturing operations established in the first quarter to provide bulk plasma based products and serums for diagnostic customers has already reached capacity and the Company is evaluating alternatives for expansion.

The Company believes that a rapidly evolving shortage of plasma and steadily increasing demand for most plasma products will result in significant upward momentum on plasma pricing as the Company renews contracts with it's customers during the next two to three years. This shortage is mainly the result of increased fractionation capacity, increased regulation of donor qualifications, which disqualified many potential donors and the increased demand and uses for products obtained from plasma. The Company further believes that recent Company-wide efforts directed at quality control, compliance and increased volumes have positioned the Company to benefit maximally from the economics of the industry during the coming years.

Management believes that internally generated cash flow will be sufficient to meet the ongoing working capital requirements of the Company's current operations for the balance of fiscal 2001. However, any significant expansion or acquisition, will need be funded externally by some combination of bridge financing, private placement(s), and/or other capital infusion. The Company is also exploring ways of reducing the interest charge to current operations through refinancing, investment alternatives or some combination of both.

As of May 31, 2000, the Company was in violation of one covenant pertaining to the senior credit facility and is in discussions with this lender regarding obtaining a waiver. In addition, the Company was in violation of one covenant relating to the subordinated debentures. The lender has indicated that the covenants would be amended so that the Company would be in compliance with the note agreements in the future.

                           PART II. OTHER INFORMATION


ITEM 5. OTHER INFORMATION.

During the period March 1, 2000 through June 30, 2000, the Company received one warning letter from the Food and Drug Administration relating to violations of certain FDA procedures. The Company believes it has taken appropriate actions to correct the observations cited in the warning letter and has notified the FDA of such corrective actions in writing. As of the date hereof, the Company has received no further correspondence from the FDA with respect to these matters. There can be no assurances, however, that the corrective actions taken by the Company will be deemed sufficient by the FDA or that the Company will not become subject to further warnings or penalties with respect to these matters.

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

                                                      SERACARE, INC.
                                                      --------------
                                                       (Registrant)

Dated: July 13, 2000                   By: /s/  BARRY D. PLOST
                                           ------------------------------------
                                           Barry D. Plost, President & CEO

                                       By: /s/ JERRY L. BURDICK
                                           ------------------------------------
                                           Jerry L. Burdick
                                           Principal  Accounting and
                                           Finance Officer