Form 10QSB
period 2000-08-31
SERACARE INC
filed 2000-10-16
CIK 1016608

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - QSB

(X)  QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended AUGUST 31, 2000


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                to               .
                               --------------    --------------

Commission file number   0-21781
                         -------


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
                                --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ( X ) Yes ( ) No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ( X ) No ( )

As of September 30, 2000, the issuer had 8,663,642 shares of its common stock, $.001 par value issued and outstanding.

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS ARE PROVIDED AS FOLLOWS:


                                                                              PAGE
                                                                             NUMBER
         SERACARE, INC. AND SUBSIDIARIES
         CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)

         Consolidated Statements of Operations - (Unaudited)
           For the three and six months ended August 31, 2000 and
           For the three and six months ended August 31, 1999                   3

         Consolidated Balance Sheets -
           as of August 31, 2000 (Unaudited) and
           as of February 29, 2000 (Audited)                                    4


         Consolidated Statements of Cash Flows - (Unaudited)
           For the six months ended August 31, 2000 and
           For the six months ended August 31, 1999                             5

         Notes to Consolidated Financial Statements                             6

SERACARE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(IN WHOLE DOLLARS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                                      For the Six Months Ended       For the Three Months Ended
                                                                    ----------------------------    ----------------------------
                                                                     August 31       August 31       August 31       August 31
                                                                        2000            1999            2000            1999
                                                                    ------------    ------------    -------------   ------------
Revenues
  Net sales                                                         $ 31,758,116    $ 28,941,531    $ 18,874,061    $ 13,041,985
  Income from joint venture                                                    0         505,340               0         315,450
                                                                    ------------    ------------    -------------   ------------
                                                                      31,758,116      29,446,871      18,874,061      13,357,435

Cost of sales                                                         25,575,839      22,507,161      15,654,037      10,751,509
                                                                    ------------    ------------    -------------   ------------
Gross profit                                                           6,182,277       6,939,710       3,220,024       2,605,926

General and administrative expenses                                    3,343,090       3,367,090       1,714,620       1,843,677
                                                                    ------------    ------------    -------------   ------------
Net income from operations                                             2,839,187       3,572,620       1,505,404         762,249

Interest expense (including $546,028, $624,096, $273,054
  and $312,048 of noncash interest expense)                            2,044,218       2,422,178       1,030,846       1,236,382

Other income, net                                                        (27,689)        (42,086)        (13,338)        (23,645)
                                                                    ------------    ------------    -------------   ------------
Income (loss) before income tax expense and cumulative
  effect of change in accounting method                                  822,658       1,192,528         487,896        (450,488)

Income tax expense                                                        82,639          19,080          32,355         (82,787)
                                                                    ------------    ------------    -------------   ------------
Income (loss) before cumulative effect of change
  in accounting method                                                   740,019       1,173,448         455,541        (367,701)

Cumulative effect of change in accounting method, net                          0        (719,903)              0               0
                                                                    ------------    ------------    -------------   ------------
Net income (loss)                                                   $    740,019    $    453,545    $    455,541    $   (367,701)
                                                                    ============    ============    =============   ============
Earnings per common share

 Basic

  Income (loss) before cumulative effect of change in
    accounting method                                               $       0.07    $       0.15    $       0.05    $      (0.05)

  Cumulative effect of change in accounting method                          0.00           (0.09)           0.00            0.00
                                                                    ------------    ------------    -------------   ------------
  Net income (loss)                                                 $       0.07    $       0.06    $       0.05    $      (0.05)
                                                                    ============    ============    =============   ============
 Diluted

  Income (loss) before cumulative effect of change in
    accounting method                                               $       0.05    $       0.10    $       0.03    $      (0.05)
  Cumulative effect of change in accounting method                          0.00           (0.06)           0.00            0.00
                                                                    ------------    ------------    -------------   ------------
  Net income (loss)                                                 $       0.05    $       0.04    $       0.03    $      (0.05)
                                                                    ============    ============    =============   ============
Weighted average shares issued and outstanding

  Basic                                                                8,568,015       7,773,585       8,616,612       7,902,752
                                                                    ============    ============    =============   ============
  Diluted                                                             11,684,263      12,363,311      11,535,603      12,465,459
                                                                    ============    ============    =============   ============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SERACARE, INC.
CONSOLIDATED BALANCE SHEET
(IN WHOLE DOLLARS)


                                                                                     8-31-00       2-29-00
                                                                                   (Unaudited)    (Audited)
                                                                                   -----------   -----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                        $   751,057   $ 1,285,668
  Cash held in escrow                                                                1,675,000     5,406,515
  Accounts receivable                                                                8,855,651    11,963,823
  Inventory                                                                         20,070,055    17,283,525
  Prepaid expenses and other current assets                                            726,207       634,668
                                                                                   -----------   -----------
   Total Current Assets                                                             32,077,970    36,574,199
                                                                                   -----------   -----------

PROPERTY AND EQUIPMENT - NET                                                         6,861,830     6,856,167
FDA LICENSES, less accumulated amortization
  of $477,774 and $372,015                                                           8,017,617     8,110,229
DONOR BASE AND RECORDS, less accumulated
  amortization of $542,306 and $414,496                                              4,577,165     4,684,367
REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCATED
  TO IDENTIFIABLE ASSETS, less accumulated amortization
  of $175,055 and $155,771                                                             596,398       615,682
GOODWILL, less accumulated amortization of $911,800
  and $716,662                                                                       6,431,351     6,626,489
DEFERRED BOND DISCOUNT, less accumulated
  amortization of $2,299,161 and $1,807,235                                          4,427,341     4,919,268
OTHER ASSETS                                                                         1,320,522     1,192,514
                                                                                   -----------   -----------
TOTAL ASSETS                                                                       $64,310,194   $69,578,915
                                                                                   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Line of credit                                                                   $13,637,720   $13,184,000
  Accounts payable                                                                   5,115,770    10,494,088
  Accrued payroll and related expenses                                                 650,712       484,281
  Accrued expenses                                                                   1,870,520     3,487,405
  Deferred income                                                                      871,059       278,429
  Notes payable                                                                              0       288,447
  Current portion of long-term debt                                                    231,151       231,151
                                                                                   -----------   -----------
   Total current liabilities                                                        22,376,932    28,447,801
                                                                                   -----------   -----------
LONG-TERM DEBT                                                                      12,973,741    13,087,563
                                                                                   -----------   -----------
STOCKHOLDERS' EQUITY
  Series C convertible preferred stock, $.001 par
   value, 22,500 shares authorized and outstanding
   Liquidation value $100 per share                                                         22            22
  Common stock, $.001 par value, 25,000,000 shares
    authorized 8,663,642 and 8,519,418 issued and outstanding                            8,663         8,519
  Additional paid-in capital                                                        26,512,619    26,224,316
  Retained earnings                                                                  2,438,217     1,810,694
                                                                                   -----------   -----------
   Total stockholders' equity                                                       28,959,521    28,043,551
                                                                                   -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $64,310,194   $69,578,915
                                                                                   ===========   ===========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SERACARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN WHOLE DOLLARS)
(UNAUDITED)

                                                       For the Six Months Ended
                                                      --------------------------
                                                       August 31      August 31
INCREASE (DECREASE) IN CASH                               2000           1999
                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $   740,019    $   453,545
  Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
    Depreciation and amortization                         933,953        924,822
    Income from joint venture                                   0       (505,340)
    Non-cash interest expense                             546,028        624,096
    Non-cash general and administrative expense            10,710         10,710
    (Increase) decrease from changes in:
      Accounts receivable                               3,108,178        144,411
      Inventory                                        (2,786,530)    (9,961,143)
      Prepaid expenses and other current assets           (91,539)        18,573
      Other assets                                       (192,819)     1,027,451
      Accounts payable                                 (5,378,320)     3,519,939
      Accrued payroll and related expenses                166,431        144,443
      Accrued expenses                                 (1,616,885)       160,383
      Deferred income                                     592,630       (397,353)
                                                      -----------    -----------
Net cash used in operating activities                  (3,968,144)    (3,835,463)
                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Funds released from escrow                            3,731,515              0
  Purchases of property and equipment                    (491,625)    (1,615,979)
  Distributions from unconsolidated subsidiary                  0        385,000
  Additions to FDA licenses                               (13,147)      (448,054)
  Additions to other intangible assets                          0         (3,284)
  Additions to donor base and records                     (20,608)      (238,121)
                                                      -----------    -----------
Net cash provided by (used in) investing activities     3,206,135     (1,920,438)
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances under line of credit                           453,720      4,636,000
  Repayments of long-term debt                           (113,822)      (617,129)
  Repayments of notes payable                            (288,447)             0
  Payments on redemption of preferred stock                     0        (60,107)
  Issuance of stock for property and equipment                  0      1,000,000
  Borrowings under notes payable                                0        480,000
  Cash received from exercise of warrants                 288,447
  Preferred dividend                                     (112,500)             0
                                                      -----------    -----------
Net cash provided by financing activities                 227,398      5,438,764
                                                      -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (534,611)      (317,137)

CASH AND CASH EQUIVALENTS, beginning of period          1,285,668        843,226
                                                      -----------    -----------

CASH AND CASH EQUIVALENTS, end of period              $   751,057    $   526,089
                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
(a) Cash paid for:
     Interest                                         $ 1,903,176    $ 1,642,966
     State income taxes                               $     8,820    $    76,320


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         SeraCare, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.   STATEMENT OF INFORMATION FURNISHED

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position of SeraCare, Inc. and Subsidiaries as of August 31, 2000, and the results of their operations and cash flows for the three and six month periods ended August 31, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2000.

The results of operations for the three and six months ended August 31, 2000 are not necessarily indicative of the results to be expected for any other period or for the entire current fiscal year.

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

2.   EARNINGS PER SHARE

Basic earnings per common share amounts for the three and six months ended August 31, 2000 and 1999 have been calculated based upon the weighted average number of shares actually outstanding during the period. Diluted earnings per share for the same periods have been calculated by considering common stock options, purchase warrants and convertible debt instruments which are deemed common stock equivalents in such calculations.

3.   INCOME TAXES

The difference between the reported tax provision and the statutory rate applied to the pre-tax income for the three months and six months ended August 31, 2000 is primarily the result of the expected realization of deferred tax assets relating to the utilization of certain loss carryforwards and the application of available loss carryforwards in the calculation of an effective tax rate which was based upon annualizing the financial results for the quarter.

4.   CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING METHOD, NET

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

As of May 31, 1999, the Company wrote off $719,903 (net of a $44,600 tax benefit) of startup costs that had been previously capitalized and included in other assets. In accordance with SOP 98-5, the write-off of such costs was reported as a cumulative effect of a change in accounting method.

5.   CASH IN ESCROW

In conjunction with the sale of the operating assets of Consolidated Technologies, $1,675,000 remains in escrow and is being held pursuant to an adjustment provision in the Asset Purchase Agreement.

6.   EARNINGS PER SHARE CALCULATION

Earnings per share have been calculated for the current year periods by deducting preferred dividends of $112,500 and $56,250 for the six-month and three month periods from net income of $740,019 and $455,541, respectively, to determine net income available to common shareholders of $627,519 and $399,291. Diluted earnings per share for the three months period ended August 31, 1999 have been calculated without consideration of common stock options, purchase warrants and convertible debt instruments as their inclusion would be anti-dilutive.

7.   NOTES PAYABLE

In June 2000, the Company repaid $288,447 of notes payable and the note holder exercised warrants to purchase 144,224 shares of stock at an exercise price of $2.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS IN THIS REPORT (INCLUDING WITHOUT LIMITATION, STATEMENTS INDICATING THAT THE COMPANY "EXPECTS," "ESTIMATES," "ANTICIPATES," OR "BELIEVES" AND ALL OTHER STATEMENTS CONCERNING FUTURE FINANCIAL RESULTS, PRODUCT OFFERINGS OR OTHER EVENTS THAT HAVE NOT YET OCCURRED) ARE FORWARD-LOOKING STATEMENTS THAT ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995,
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN FACTORS, RISKS AND UNCERTAINTIES, WHICH MAY CAUSE THE COMPANY'S ACTUAL RESULTS IN FUTURE PERIODS TO DIFFER MATERIALLY FROM FORECASTED RESULTS. THOSE FACTORS, RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO:
THE POSITIONING OF THE COMPANY'S PRODUCTS IN THE COMPANY'S MARKET SEGMENT; THE COMPANY'S ABILITY TO EFFECTIVELY MANAGE ITS VARIOUS BUSINESSES IN A RAPIDLY CHANGING ENVIRONMENT; NEW COMPETITION FOR DONORS AND CUSTOMERS; THE INABILITY OF THE COMPANY TO OBTAIN FDA APPROVAL OF NEWLY ESTABLISHED CENTERS; AND THE INTRODUCTION OF SYNTHETIC PRODUCTS WHICH COULD ELIMINATE THE NEED FOR PLASMA PRODUCTS.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2000 VERSUS THE THREE MONTHS ENDED AUGUST 31, 1999

REVENUE
Total revenue of the Company increased by 41% or $5,516,626 to $18,874,061 during the current-year three-month period. This improvement was primarily the result a higher volume of plasma shipments to customers, which improved revenue by $4.1 million and a $3.4 million increase in revenue generated by the Company's distribution operations. Partially offsetting these improvements was the sale of Consolidated Technologies in February 2000, which generated revenue of about $2.0 million during the prior year period. Plasma collections were up by 14% versus the prior year to about 153,000 liters during the three-month period.

GROSS PROFIT
Gross profit increased by $614,098 or 24% in the current-year three-month period to $3,220,024. Increased gross profit of $.9 million resulting from the higher sales generated by the Company's distribution operation was offset by the sale of Consolidated Technologies, which contributed $.9 million in the prior year period. The increased revenues relating to the plasma operations discussed above were substantially offset by the continuing high cost associated with compliance with FDA and other regulatory requirements and increased payroll, donor fees, softgoods, testing and other operating costs relating to the increase in the volume of plasma collected. The profit margin for the current year period was 17.1% compared to 19.5% for the prior year period. The decrease in profit margin results primarily from increased operating costs related to the plasma operations, including the increased cost of compliance with FDA and other regulatory requirements and to certain high dollar, low margin product sales by the Company's distribution operation.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses in the current quarter were down by $129,057 to $1,714,620, a decrease of 7%, due to the sale of Consolidated Technologies in February 2000, which reported expenses of $371,659 million during the prior year period. Expenses were up in the distribution operations as a result of a restructuring of sales and marketing.

INTEREST EXPENSE
During the current-year period interest expense, including non-cash interest, decreased by 17% or $205,536 to $1,030,846 due primarily to the pay-down of long-term debt with the proceeds of the sale of Consolidated Technologies in February, 2000, and the write-off of related deferred bond discount costs.

INCOME (LOSS) BEFORE INCOME TAX EXPENSE AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD
As a result of the above, income before income tax expense and the cumulative effect of a change in accounting method for the three months ended August 31, 2000 was $487,896 as compared to a loss of $450,488 for the same prior year period.

INCOME TAXES
No federal taxes were paid or accrued during either three-month period due to the availability of various loss carryforwards and deferred tax credits. The taxes reflected are for the various state income taxes paid.

NET INCOME (LOSS)
As a result of the above, net income for the three months ended August 31, 2000 was $455,541 as compared to a net loss of $367,701 for the same prior year period.


  SIX MONTHS ENDED AUGUST 31, 2000 VERSUS THE SIX MONTHS ENDED AUGUST 31, 1999

REVENUE
Total revenue of the Company increased by 8% or $2,311,245 to $31,758,116 during the six-month period just ended. This improvement was primarily the result of a $4.0 million increase in revenue generated by the Company's distribution operation and a $1.9 million increase in plasma sales, partially offset by the sale of Consolidated Technologies in February 2000 which generated revenue of $3.6 million in the prior year period. Plasma collections for the six-month period were up 3% versus the same prior year period.

GROSS PROFIT Gross profit decreased by $757,433 or 11% in the current-year six-month period to $6,182,277. An increase of $1.2 million resulting from the higher sales generated by the Company's distribution operation was more than offset by the sale of Consolidated Technologies which contributed $1.7 million in the prior year period and higher payroll costs, donor fees, softgoods, testing, and other operating costs relating to the plasma operations and due in part to the increase in the volume of plasma collected. The profit margin for the current year period was 19.5% compared to 23.6% for the prior year period. The decrease in profit margin results primarily from increased operating costs related to the plasma operations, including the increased cost of compliance with FDA and other regulatory requirements and to certain high dollar, low margin product sales by the Company's distribution operation.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses for the current-year six-month period decreased by $24,000 to $3,343,090, a decrease of 1% due to the sale of Consolidated Technologies in February, 2000, which reported expenses of $612,010 million during the prior year period. Expenses were up by $402,909 in the plasma operations due to the increased cost of FDA compliance and by $229,519 in the distribution operations due to a restructuring of sales and marketing.

INTEREST EXPENSE
During the current-year period, interest expense, including non-cash interest, decreased by $377,960 to $2,044,218, a decrease of 16%, due primarily to the pay-down of long-term debt with the proceeds from the sale of Consolidated Technologies in February, 2000, and the write-off of the related deferred bond discount costs.

INCOME (LOSS) BEFORE INCOME TAX EXPENSE AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD
As a result of the above, income before the cumulative effect of a change in accounting method for the six months ended August 31, 2000 was $822,658 as compared to $1,192,528 for the same prior year period.

INCOME TAXES
No federal taxes were paid or accrued during either six-month period due to the availability of various loss carryforwards and deferred tax credits. The taxes reflected are for the various state income taxes paid.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD
Effective March 1, 1999, the Company adopted Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5) issued by the American Institute of Certified Public Accountants. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, and requires that the costs of start-up activities be expensed as incurred. Accordingly, the Company wrote off $719,903 (net of a $44,634 tax benefit) of start-up costs that had been previously capitalized and was included in other assets as of February 28, 1999. In accordance with SOP 98-5, the write-off of such costs is being reported as a cumulative effect of a change in accounting method and prior periods have not been restated.

NET INCOME (LOSS)
As a result of the above, net income for the six months ended August 31, 2000 increased by 63% to $740,019 compared to a net income of $453,545 for the same prior year period.


                         LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2000 the Company's current assets exceeded current liabilities by $9,701,038 compared to $8,126,398 as of February 29, 2000, which translates into a current ratio as of August 31, 2000 of 1.4 to 1 compared to 1.3 to 1 as of February 29, 2000. Total liabilities as of August 31, 2000 were $35,350,673 compared to $41,535,364 as of February 29, 2000.
The total debt to equity ratio as of August 31, 2000 was 1.2 compared to 1.5 as of February 29, 2000. In the opinion of Management, the trends reflected in these ratios and statistics are very positive and show progress in improving the Company's financial position.

Net cash used in operating activities during the six-month period ended August 31, 2000 was $3,968,144 compared to $3,835,463 during the same prior year period.

Cash flows provided by investing activities for the six months ended August 31, 2000 was $3,206,135 compared to cash used of $1,920,438 for the comparable prior year period. The current period increase resulted from the release of funds from escrow related to the sale of Consolidated Technologies in February 2000.

Cash flow provided by financing activities was $227,398 for the current year period compared to $5,438,764 for the comparable prior period. The current period decrease was due mainly to fewer advances under the line of credit.

The use of cash during the quarter was consistent with the Company's strategic plan for strong growth, and the Company feels that progress has been made during the period. With a continuation of a strategic focus on growth and optimum positioning for the expected industry wide shortage of plasma, the short-term impact on the Company's earnings and cash flow has been to defer significant profitability and positive cash flows.

Much of fiscal year 2000 was spent establishing a structure that the Company believes is necessary in order to insure long-term success in this highly regulated industry. With the structure and training in place, the first half of fiscal 2001 represented a period of re-establishing the programs and incentives the Company believes are required to stimulate increased plasma collections. Consistent with the Company's strategic plan of growth, recently established centers in Allentown, PA, Reading, PA and Laredo, TX are continuing to ramp-up and newly established centers in Danville, VA and Providence, RI opened during the second quarter. The Company is also continuing to evaluating alternatives for expansion of the facilities for manufacturing bulk plasma based products and serums for diagnostic customers.

The Company continues to believe that a rapidly evolving shortage of plasma and steadily increasing demand for most plasma products will result in significant upward momentum on plasma pricing as the Company renews contracts with it's customers during the next two to three years. This shortage is mainly the result of increased fractionation capacity, increased regulation of donor qualifications, which disqualified many potential donors, and the increased demand and uses for products obtained from plasma. The Company further believes that recent Company-wide efforts directed at quality control, compliance and increased volumes have positioned the Company to benefit maximally from the economics of the industry during the coming years.

Management believes that internally generated cash flow will be sufficient to meet the ongoing working capital requirements of the Company's current operations for the balance of fiscal 2001. However, any significant expansion or acquisitions will need to be funded externally by some combination of bridge financing, private placement(s), and/or other capital infusion. The Company is also exploring ways of reducing the interest charge to current operations through refinancing, investment alternatives or some combination of both.

As of August 31, 2000, the Company was in compliance with all covenants pertaining to the senior credit facility.

                                   SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SERACARE, INC.
                                   (Registrant)


Dated: October 12, 2000            By:  /s/  BARRY D. PLOST
                                        -------------------------------------
                                        Barry D. Plost, President & CEO


                                   By:  /s/ JERRY L. BURDICK
                                        -------------------------------------
                                        Jerry L. Burdick
                                        Principal Accounting and
                                        Finance Officer