Form 10-Q
period 2000-11-30
SERACARE INC
filed 2001-01-16
CIK 1016608

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 -Q

(X) QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2000
                               -----------------


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                       to                      .
                               ---------------------    ---------------------

Commission file number 0-21781
                       -------

                                 SERACARE, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                    95-4343492
-------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

1925 CENTURY PARK EAST, SUITE 1970
LOS ANGELES, CALIFORNIA                                   90067
--------------------------------------             -------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number:  (310) 772-7777
                                --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes (X) No ( )

As of January 5, 2001, the issuer had 9,619,943 shares of its common stock, $.001 par value issued and outstanding.

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS ARE PROVIDED AS FOLLOWS:

                                                                                 PAGE
                                                                                NUMBER
SERACARE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Consolidated Statements of Operations - (Unaudited)
   For the three and nine months ended November 30, 2000 and
   For the three and nine months ended November 30, 1999                           3
Consolidated Balance Sheets -
   as of November 30, 2000 (Unaudited) and
   as of February 29, 2000 (Audited)                                               4
Consolidated Statements of Cash Flows - (Unaudited)
   For the nine months ended November 30, 2000 and
   For the nine months ended November 30, 1999                                     5

Notes to Consolidated Financial Statements                                         6

SeraCare, Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
(In whole dollars, except per share data)
(Unaudited)

                                                            For the Nine Months Ended       For the Three Months Ended
                                                           ----------------------------    ----------------------------
                                                           November 30     November 30     November 30     November 30
                                                              2000            1999            2000            1999
                                                           ------------    ------------    ------------    ------------
REVENUES
  Net sales                                                $ 49,062,586    $ 45,718,424    $ 17,304,470    $ 16,776,893
  Income from joint venture                                           0         633,350               0         128,010
                                                           ------------    ------------    ------------    ------------
     TOTAL                                                   49,062,586      46,351,774      17,304,470      16,904,903

COST OF SALES                                                39,594,286      37,749,529      14,018,447      15,242,368
                                                           ------------    ------------    ------------    ------------
GROSS PROFIT                                                  9,468,300       8,602,245       3,286,023       1,662,535

General and administrative expenses                           4,966,212       5,223,126       1,623,122       1,856,036
                                                           ------------    ------------    ------------    ------------
NET INCOME (LOSS) FROM OPERATIONS                             4,502,088       3,379,119       1,662,901        (193,501)

Interest expense (including $808,692, $936,144, $262,664
  and $312,048 of noncash interest expense)                   3,072,758       3,648,650       1,028,540       1,226,472

Other income, net                                               (36,225)        (59,313)         (8,536)        (17,227)
                                                           ------------    ------------    ------------    ------------
INCOME(LOSS) BEFORE INCOME TAX EXPENSE AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD            1,465,555        (210,218)        642,897      (1,402,746)

Income tax expense                                              162,066          58,353          79,427          39,273
                                                           ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING METHOD                                        1,303,489        (268,571)        563,470      (1,442,019)

Cumulative effect of change in accounting method, net                 0        (719,903)              0               0
                                                           ------------    ------------    ------------    ------------
NET INCOME(LOSS)                                           $  1,303,489    $   (988,474)   $    563,470    $ (1,442,019)
                                                           ============    ============    ============    ============
Preferred shareholder dividends                                 168,750         168,750          56,250          56,250
                                                           ------------    ------------    ------------    ------------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS            1,134,739      (1,157,224)        507,220      (1,498,269)
                                                           ============    ============    ============    ============
EARNINGS PER COMMON SHARE

 BASIC

  Income before cumulative effect of change in
    accounting method                                      $       0.13    $      (0.05)   $       0.06    $      (0.17)
  Cumulative effect of change in accounting method                 0.00           (0.09)           0.00            0.00
                                                           ------------    ------------    ------------    ------------
  Net income                                               $       0.13    $      (0.14)   $       0.06    $      (0.17)
                                                           ============    ============    ============    ============
 DILUTED

  Income before cumulative effect of change in
    accounting method                                      $       0.10    $      (0.05)   $       0.04    $      (0.17)
  Cumulative effect of change in accounting method                 0.00           (0.09)           0.00            0.00
                                                           ------------    ------------    ------------    ------------
  Net income                                               $       0.10    $      (0.14)   $       0.04    $      (0.17)
                                                           ============    ============    ============    ============
WEIGHTED AVERAGE SHARES ISSUED AND OUTSTANDING

  Basic                                                       8,625,194       8,012,474       8,899,865       8,344,419
                                                           ============    ============    ============    ============
  Diluted                                                    11,776,797       8,012,474      12,099,114       8,344,419
                                                           ============    ============    ============    ============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SeraCare, Inc.
CONSOLIDATED BALANCE SHEET
As of November 30, 2000                                                    11-30-00      2-29-00
(In whole dollars)                                                       (Unaudited)    (Audited)
                                                                         -----------   -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                              $   652,603   $ 1,285,668
  Cash held in escrow                                                      1,675,000     5,406,515
  Accounts receivable                                                     12,142,831    11,963,823
  Inventory                                                               21,859,128    17,283,525
  Prepaid expenses and other current assets                                  737,935       634,668
                                                                         -----------   -----------
    Total Current Assets                                                  37,067,497    36,574,199
                                                                         -----------   -----------
PROPERTY AND EQUIPMENT - NET                                               7,244,475     6,856,167
FDA LICENSES, less accumulated amortization
  of $531,836 and $372,015                                                 8,958,909     8,110,229
DONOR BASE AND RECORDS, less accumulated
  amortization of $610,124 and $414,496                                    5,152,884     4,684,367
REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCATED
  TO IDENTIFIABLE ASSETS, less accumulated amortization
  of $184,697 and $155,771                                                   586,756       615,682
GOODWILL, less accumulated amortization of $1,009,369
  and $716,662                                                             6,333,782     6,626,489
DEFERRED BOND DISCOUNT, less accumulated
  amortization of $2,545,125 and $1,807,235                                4,181,377     4,919,268
OTHER ASSETS                                                               1,365,649     1,192,514
                                                                         -----------   -----------
TOTAL ASSETS                                                             $70,891,329   $69,578,915
                                                                         ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Line of credit                                                         $15,775,720   $13,184,000
  Accounts payable                                                         6,132,678    10,494,088
  Accrued payroll and related expenses                                       536,937       484,281
  Accrued expenses                                                         2,295,459     3,487,405
  Deferred income                                                            233,059       278,429
  Notes payable                                                            1,117,814       288,447
  Bridge loans from related parties                                          340,000             0
  Current portion of long-term debt                                          197,687       231,151
                                                                         -----------   -----------
    Total current liabilities                                             26,629,354    28,447,801
                                                                         -----------   -----------
LONG-TERM DEBT                                                            12,951,483    13,087,563
                                                                         -----------   -----------
STOCKHOLDERS' EQUITY
  Series C convertible preferred stock, $.001 par value, 22,500 shares authorized and outstanding
     Liquidation value $100 per share                                             22            22
  Common stock, $.001 par value, 25,000,000 shares authorized
    9,378,643 and 8,519,418 issued and outstanding                             9,378         8,519
  Additional paid-in capital                                              28,355,656    26,224,316
  Retained earnings                                                        2,945,436     1,810,694
                                                                         -----------   -----------
     Total stockholders' equity                                           31,310,492    28,043,551
                                                                         -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $70,891,329   $69,578,915
                                                                         ===========   ===========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SeraCare, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In whole dollars)
(Unaudited)                                                          For the Nine Months Ended
                                                                   ----------------------------
                                                                   November 30     November 30
INCREASE (DECREASE) IN CASH                                           2000            1999
                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $  1,303,489    $   (988,474)
  Adjustments to reconcile net income (loss) to
     cash provided by (used in) operating activities:
        Depreciation and amortization                                 1,442,051       1,432,238
        Income from joint venture                                             0        (633,350)
        Non-cash interest expense                                       808,692         936,144
        Non-cash general and administrative expense                      16,065          16,065
        (Increase) decrease from changes in:
           Accounts receivable                                         (179,008)     (1,055,164)
           Inventory                                                 (4,575,603)    (10,237,294)
           Prepaid expenses and other current assets                   (103,267)       (151,460)
           Other assets                                                (260,001)      1,037,965
           Accounts payable                                          (4,361,411)      8,054,293
           Accrued payroll and related expenses                          52,656         487,577
           Accrued expenses                                          (1,191,946)       (867,629)
           Deferred income                                              (45,370)       (397,353)
                                                                   ------------    ------------
Net cash  used in operating activities                               (7,093,653)     (2,366,442)
                                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Funds released from escrow                                          3,731,515               0
  Purchases of property and equipment                                  (865,277)       (978,185)
  Cash paid for six plasma collection centers                          (200,000)              0
  Distributions from unconsolidated subsidiary                                0         425,000
  Additions to FDA licenses                                             (70,065)       (709,016)
  Additions to other intangible assets                                        0          (3,284)
  Additions to donor base and records                                  (158,831)       (378,615)
                                                                   ------------    ------------
Net cash provided by (used in) investing activities                   2,437,342      (1,644,100)
                                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advances under line of credit                                       2,591,720       5,322,000
  Proceeds from issuance of common stock under private placement      1,600,002               0
  Repayments of long-term debt                                         (169,544)       (924,414)
  Repayments of notes payable                                          (458,633)       (153,000)
  Payments on redemption of preferred stock                                   0         (60,107)
  Borrowings under notes payable                                        340,000         480,000
  Cash received from exercise of warrants                               288,447               0
  Preferred dividend                                                   (168,746)              0
                                                                   ------------    ------------
Net cash provided by financing activities                             4,023,246       4,664,479
                                                                   ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (633,065)        653,937

CASH AND CASH EQUIVALENTS, beginning of period                        1,285,668         843,226
                                                                   ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                           $    652,603    $  1,497,163
                                                                   ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
(a) Cash paid for:
          Interest                                                 $  2,149,266    $  2,742,878
          State income taxes                                       $     89,233    $     58,353

(b)In October 2000 the company acquired 6 plasma collection centers in exchange for $200,000 in cash, $1,000,000 of notes payable and 75,000 shares of commom stock valued at $243,750. The acquisition resulted in a $938,436 increase in FDA licenses and a $505,314 increase in Donor base and records.


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         SERACARE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1.   STATEMENT OF INFORMATION FURNISHED

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position of SeraCare, Inc. and Subsidiaries as of November 30, 2000, and the results of their operations and cash flows for the three months and nine months ended November 30, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2000.

The results of operations for the three and nine months ended November 30, 2000 are not necessarily indicative of the results to be expected for any other period or for the entire current fiscal year.

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

2.   EARNINGS PER SHARE

Basic earnings per common share amounts for the three and nine months ended November 30, 2000 and 1999 have been calculated based upon the weighted average number of shares actually outstanding during the period. Diluted earnings per share for the same current year periods have been calculated by considering common stock options, purchase warrants and convertible debt instruments which are deemed common stock equivalents in such calculations. Diluted earnings for the prior year periods have been calculated excluding the effect of potentially dilutive securities as their inclusion would be antidilutive.

3.   INCOME TAXES

The difference between the reported tax provision and the statutory rate applied to the pre-tax income for the three months and nine months ended November 30, 2000 is primarily the result of the expected realization of deferred tax assets relating to the utilization of certain loss carryforwards and the application of available loss carryforwards in the calculation of an effective tax rate which was based upon annualizing the financial results for the quarter.

                         SeraCare, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

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

As of May 31, 1999, the Company wrote off $719,903 (net of $44,600 of tax benefit) of startup costs that had been previously capitalized and included in other assets. In accordance with SOP 98-5, the write-off of such costs was reported as a cumulative effect of a change in accounting method.

5.   CASH IN ESCROW

In conjunction with the sale of CTI's operating assets in February 2000, $1,675,000 remains in escrow and is being held pursuant to an adjustment provision in the Asset Purchase Agreement.

6.   EARNINGS PER SHARE CALCULATION

Earnings per share have been calculated for the current periods by deducting preferred dividends of $168,750 and $56,250 for the nine month and three month periods from net income of $1,303,489 and $563,470, respectively, to determine net income available to common shareholders of $1,134,739 and $507,220.

7.   NOTES PAYABLE

In November 2000, the company obtained bridge loans totaling $340,000 from related parties. These bridge loans bear interest at 10% and are payable on demand.

In June 2000, the Company repaid $288,447 of notes payable and the note holder exercised warrants to purchase 144,224 shares of stock at an exercise price of $2.00 per share.

As of November 30, 2000, the Company was in compliance with all covenants pertaining to the senior credit facility.

8.   ACQUISITION OF CENTERS

During October, 2000, the Company acquired six centers in exchange for $200,000 of cash, $1.0 million of notes payable which are due on October 15, 2001, and 75,000 shares of the Company's common stock valued at the then market value of $3.25 per share, resulting in a total purchase price of $1,443,750.

9.   SHAREHOLDERS' EQUITY

During the quarter ended November 30, 2000, the Company received $1,600,002 from the issuance of 640,001 shares of common stock, at $2.50 per share, under a private placement. An additional 240,000 shares were issued in December 2000 as part of this private placement.

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


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2000 AS COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1999

REVENUE
Total revenue of the Company increased by 2.4% or $399,567 to $17,304,470 during the three-month period. This was primarily the result of a higher volume of plasma shipments to customers by the Therapeutic operations, which improved revenue by $2,123,892 during the current year period. Partially offsetting these improvements was the sale of Consolidated Technologies in February 2000, which generated revenue of $1,357,115 during the prior year period. Plasma collections were up by 32% to about 160,000 liters during the current year three-month period. Diagnostic revenue was relatively constant for both three month periods presented.

GROSS PROFIT
Gross profit increased by $1,623,488 or 98% in the three-month period to $3,286,023. The increase was primarily the result of a $1,695,943 improvement due to the higher sales generated by the Company's Therapeutic operations. An increase of $373,597 by the Company's ongoing Diagnostic operations was offset by the sale of Consolidated Technologies, which contributed $367,530 in the prior year period. The increased revenues relating to the Therapeutic operations discussed above were partially offset by the continuing high cost associated with compliance with FDA and other regulatory requirements and increased direct costs of the increased volume, but the Company also benefited from the allocation of fixed costs over the increased volume of plasma collected. The profit margin for the current year period was 19% compared to 9.8% for the prior year period.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses in the current quarter decreased by $232,914 to $1,623,122, a decrease of 12.5%, due mainly to the sale of Consolidated Technologies in February 2000, which reported expenses of $271,785 during the prior year period. Expenses were up in the Diagnostic operations as a result of a restructuring of sales and marketing.

INTEREST EXPENSE
During the current year period, interest expense, including non-cash interest, decreased by $197,932 to $1,028,540 due primarily to the pay-down of long-term debt with the proceeds from the sale of Consolidated Technologies in February, 2000, and the write-off of the related deferred bond discount costs.

NET INCOME (LOSS) BEFORE TAX EXPENSE AND CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING METHOD
As a result of the above, income before income tax expense and the cumulative effect of a change in accounting method for the three months ended November 30, 2000 was $642,897 as compared to a net loss of $1,402,746 for the same prior year period.

INCOME TAXES
No federal taxes were paid or accrued during either three-month period due to the availability of various loss carryforwards and deferred tax credits. The taxes reflected are for the various state income taxes paid.

NET INCOME (LOSS)
As a result of the above, net income for the three months ended November 30, 2000 was $563,470 as compared to a net loss of $1,442,019 for the same prior year period.


NINE MONTHS ENDED NOVEMBER 30, 2000 AS COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 1999

REVENUE
Total revenue of the Company increased by 5.8% or $2,710,812 to $49,062,586 during the nine-month period. This improvement was the result of a higher volume of plasma shipments to customers by the Therapeutic operations, which improved revenue by $3,713,092 and a $3,917,863 million increase in revenue generated by the Company's Diagnostic operations, partially offset by the sale of Consolidated Technologies in February 2000, which generated revenue of about $4,920,144 million during the prior year period. Plasma collections by the Therapeutic operations were up by 12% versus the prior year to about 438,000 liters during the nine-month period.

GROSS PROFIT
Gross profit increased by $866,055 or 10% in the nine-month period to $9,468,300. Increased gross profit of $1,332,570 resulting from the higher volume of plasma shipments by the Therapeutic operation and an increase of $1,716,892 by the Company's ongoing Diagnostic operation were mostly offset by the sale of Consolidated Technologies which contributed $2,054,661 in the prior year period. The increased revenues relating to the Therapeutic operations discussed above were partially offset by the continuing high cost associated with compliance with FDA and other regulatory requirements and increased payroll, donor fees, softgoods, testing and other operating costs related to the increase in the volume of plasma collected. The profit margin for the current year period was 19.3% compared to 18.6% for the prior year period.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses in the current nine-month period decreased by $256,914 to $4,966,212, a decrease of 5%, due mainly to the sale of Consolidated Technologies in February 2000, which reported expenses of $883,795 during the prior year period. Expenses were up $453,047 in the Therapeutic operation due to the increased cost of FDA compliance.

INTEREST EXPENSE
During the current year period, interest expense, including non-cash interest, decreased by $575,892 to $3,072,758 due primarily to the pay-down of long-term debt with the proceeds from the sale of Consolidated Technologies in February, 2000, and the write-off of the related deferred bond discount costs.

NET INCOME (LOSS) BEFORE TAX EXPENSE AND CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING METHOD
As a result of the above, income before income tax expense and the cumulative effect of a change in accounting method for the nine months ended November 30, 2000 was $1,465,555 as compared to a loss of $210,218.

INCOME TAXES
No federal taxes were paid or accrued during either nine-month period due to the availability of various loss carryforwards and deferred tax credits. The taxes reflected are for the various state income taxes paid.

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

NET INCOME
As a result of the above, there was a net income for the nine months ended November 30, 2000 of $1,303,489 compared to a net loss of $988,474 for the same prior year period.


                         LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2000 the Company's current assets exceeded current liabilities by $10,438,143 compared to $8,126,398 as of February 29, 2000, which translates into a current ratio as of November 30, 2000 of 1.4 to 1 compared to
1.3 to 1 as of February 29, 2000. Total liabilities as of November 30, 2000 were $39,580,837 compared to $41,535,364 as of February 29, 2000. The total debt to equity ratio as of November 30, 2000 was 1.3 compared to 1.5 as of February 29, 2000. In the opinion of Management, the trends reflected in these ratios and statistics are very positive and show progress in improving the Company's financial position.

Net cash used in operating activities during the nine-month period ended November 30, 2000 was $7,093,653 compared to $2,366,442 during the same prior year period, due primarily to a significant reduction in accounts payable and an increase in inventory associated with delays in the testing process and with the continued ramp-up of the diagnostic manufacturing operations .

Cash flows provided by investing activities for the nine months ended November 30, 2000 was $2,437,342 compared to a deficit of $1,644,100 for the comparable prior year period. The current period increase resulted primarily from the release of funds from escrow related to the sale of CTI.

Cash flow provided by financing activities was $4,023,246 for the current year period compared to $4,664,479 for the comparable prior period. The current period decrease was mostly due to fewer advances under the line of credit, mostly offset by the November $1.6 million private placement of common stock.

The Company continues to focus on growth and optimum positioning for the expected industry wide shortage of plasma. Consistent with that strategic objective, SeraCare acquired six plasma collection centers during the quarter and completed a private placement to provide the necessary working capital for operation of those centers. The Company's strategy of investing in the future by developing programs to increase the volume of plasma collected resulted in a thirty-two percent increase for the current year quarter when compared to the same prior year quarter. While these programs have resulted in a deferral of significant profitability and positive cash flows, the Company continues to believe that the rollover prices for plasma during calendar 2001 will create a unique opportunity for earnings growth and positive cash flows.

The Company continues to believe that a rapidly evolving shortage of plasma and steadily increasing demand for most plasma products will result in significant upward momentum on plasma pricing as the Company renews contracts with it's customers during the next two to three years. This shortage is mainly the result of increased fractionation capacity, increased regulation of donor qualifications, which disqualified many potential donors, and the increased demand and uses for products obtained from plasma. The Company is also experiencing rapid growth in demand for its recently established bulk plasma based products and serums for diagnostic customers and is evaluating alternatives for expansion of the manufacturing facilities.

Management believes that internally generated cash flow will be sufficient to meet the ongoing working capital requirements for the upcoming year, but is currently in negotiations with various lenders for expansion of the Company's line of credit. Management believes that such an expansion will be necessary to support it's growing operations including: the expanded volumes of plasma being collected, the expansion of manufacturing operations for bulk diagnostic products and the restructured distribution operations. In addition, any strategic acquisitions may need to be funded externally by some combination of bridge financing, private placement(s), and/or other capital infusion.

As of November 30, 2000, the Company was in compliance with all covenants pertaining to the senior credit facility.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

During the nine months ended November 30, 2000, the Company received one warning letter (none were received in the quarter just ended) from the Food and Drug Administration relating to violations of certain FDA procedures. The Company believes it has taken appropriate actions to correct the observations cited in the warning letter and has notified the FDA of such corrective actions in writing. AS of the date hereof, the Company has received no further correspondence from the FDA with respect to these matters. There can be no assurances, however, that the corrective actions taken by the Company will be deemed sufficient by the FDA or that the Company will not become subject to further warnings or penalties with respect to these matters.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SERACARE, INC.
                                (Registrant)

Dated: January  11, 2001               By: /s/ Barry D. Plost
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