Form 10-K405
period 2001-02-28
SERACARE INC
filed 2001-05-29
CIK 1016608

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-13977

SERACARE, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4343492 (I.R.S. Employer Identification No.)
1925 Century Park East, Suite 1970 Los Angeles, California (Address of principal executive offices)	90067 (Zip Code)

Registrant's telephone number: (310) 772-7777

Securities registered under Section 12(b) of the Exchange Act:
 Common Stock, $.001 Par Value
(Title of Class)

Securities to be registered under Section 12(g) of the Exchange Act: None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    As of April 30, 2001, the aggregate market value of the registrants voting and non-voting common equity held by non-affiliates was approximately $51,554,000 based on the last price per share of such common stock at which the stock was sold on such date as reported by the AMEX.

    As of April 30, 2001, the registrant had 9,741,016 shares of its common stock, $.001 par value, issued and outstanding.

PART I

ITEM 1. BUSINESS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that the Company "expects," "estimates," "anticipates," or "believes" and all other statements concerning future financial results, product offerings or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those factors, risks and uncertainties include, but are not limited to the factors described under "Risk Factors" on page 14.

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

    Company History.  The Company as it is currently organized has evolved based upon a strategic plan for expansion and growth. During the five year period since February 6, 1996, the Company has grown from six plasma collection centers to a total of forty two centers as of February 28, 2001, both through acquisition and by establishing new startup centers. In January 1998, the Company acquired Western States Group, Inc. (herein referred to as "Western States") and Consolidated Technologies (herein referred to as "CTI"). On February 29, 2000, the Company sold substantially all of the operating assets of CTI in a strategic move to reduce debt and reorganize the company along business lines. SeraCare went public in May 1996 on the OTC Bulletin Board and is now listed on the American Stock Exchange under the symbol SRK.

    Principal Business Operations.  During the fiscal year just ended, the Company was organized by business segment and consisted of two segments: the Therapeutics Products Segment ("Therapeutics"), which consists primarily of the plasma collection operations, and the Diagnostics Products Segment ("Diagnostics"), which encompasses the manufacturing and sale of various products for diagnostic applications. Certain of the Company's segment information as of and for fiscal 2001, 2000 and 1999 is found in Note 17 to the Company's Consolidated Financial Statements. The Company's plasma collection operation has become a significant factor in the business of collecting and selling source plasma to manufacturers of pharmaceutical and diagnostic products (called fractionators). While the primary product of the Company's Therapeutics segment continues to be source plasma, the Company also collected and sold Cytomegalovirus Antibody Plasma (CMV), Tetanus Antibody Plasma, HbSag (hepatitus positive) plasma and various other antibody positive and negative plasma during the fiscal year ended February 28, 2001. The Company's customers process source plasma into such products as gamma globulin (used to provide passive immunity for infectious diseases such as hepatitis B, tetanus and rabies), the Antihemophilic factor (used to treat hemophiliac victims), normal serum albumin (used for shock, trauma and burn victims), diagnostic test kits for hepatitis and allergies, and blood bank typing reagents.

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

    The Company's plasma collection operations currently sell the majority of the source plasma it collects to fractionators under one to five year renewable contracts, which allow for annual pricing adjustments. The fractionators process the plasma into therapeutic products, which are then sold for distribution to the end users of the products. None of the source plasma collected by the Company is sold or administered to an end user without being processed by a fractionator.

    With the establishment of the Specialty Plasma Program during the prior fiscal year, the establishment of serum manufacturing and the signing of the Quest Diagnostics Collaboration which focuses on rare and valuable antibodies and reactive units, the Diagnostics segment has made significant progress toward providing a full spectrum of reactive and antibody plasmas to manufacturers of diagnostic products.

    Therapeutics Products Segment.  The Therapeutics Products Segment consists primarily of the Company's plasma collection operations plus certain of the Company's distribution operations.

    The plasma collection operations are currently conducted through five wholly-owned subsidiaries: AVRE, Incorporated, a Nevada corporation, Binary Associates, Inc., a Colorado corporation, BHM Labs, Inc., an Arkansas corporation, American Plasma, Inc. a Texas corporation, and SeraCare Acquisitions, Inc., a Nevada corporation. During fiscal 2001, the Company opened new centers in Providence, Rhode Island and Danville, Virginia. In addition, in November, the Company acquired six mature centers located in Everett, Washington; North Seattle, Washington; South Seattle, Washington; Yakima, Washington; Topeka, Kansas; and, Dallas, Texas. As of April 30, 2001, the startup centers located in Danville and Providence were operating under a Reference Number from the FDA pending approval of license applications. Collection centers which have not received FDA approval of its license application are allowed to operate under a Reference Number and process donors in order to develop sufficient training and records for review by FDA inspectors to establish the location's ability to comply with FDA Regulations. Such centers are, however, precluded from selling any of the collected plasma until final approval of its license application. Historically, it has taken approximately six to eighteen months from date of filing to obtain final FDA approval on a new license application. The Company's customers require both an FDA license and QPP Certification under all current contracts. QPP Certifications are requested when the FDA license application has been approved and can take six to eight weeks to obtain.

    As of April 30, 2001, the Company had forty two plasma collection centers in operation which were located in: Las Vegas, Nevada; Clarkesville, Tennessee; Phoenix, Arizona (2); Ft. Smith, Arkansas; Clearfield, Utah; Raleigh, North Carolina; Pasco, Washington; Toledo, Ohio; Macon, Georgia; Savannah, Georgia; Reno, Nevada; South Bend, Indiana; Kalamazoo, Michigan; Boise, Idaho; Pocatello, Idaho; Salt Lake City, Utah; Amarillo, Texas; Beaumont, Texas; Longview, Texas; Houston, Texas (4); Casa Grande, Arizona; Pasadena, Texas; Mesa, Arizona; Baton Rouge, Louisiana; Port Arthur, Texas; Wilmington, Delaware; Lancaster, Pennsylvania; Reading, Pennsylvania; Allentown, Pennsylvania; Laredo, Texas; Danville, Virginia; Providence, Rhode Island; Dallas, Texas; Seattle, Washington (2); Topeka, Kansas; Everett, Washington and Yakima, Washington. During fiscal 2001, such centers processed about 773,000 donations.

    The plasma centers are operating under the tradename "SeraCare," which is registered with the United States Patent and Trademark Office.

    During fiscal 2001 about 65 percent of the revenue derived from the plasma collection operations was from Grupo Grifols, S.A. the leading fractionator in Spain. The Company's contract with Grupo Grifols was amended on November 19, 1999. The amended contract expanded the prior plasma requirements by one-third.

    Approximately 14 percent of the revenue derived from plasma collection operations was from sales to Aventis Bio-Services, Inc. ("Aventis"). In September 1999, the Company announced a Marketing and Distribution Strategic Alliance with Aventis. Under terms of the Plasma Purchase and Management Services Agreement, Aventis agreed to provide management services relating to certain specified centers and to purchase all of the plasma collected at such centers. Aventis Bio-Services, Inc. is a wholly owned subsidiary of Centeon L.L.C., a joint venture of Hoechst AG and Rhone-Poulenc Rorer Inc., and is the world's largest, fully integrated plasma collection company with offices, laboratories, logistics centers and collection centers throughout the United States and Germany.

    Approximately 18 percent of the revenue derived from plasma collection operations was from sales to Alpha Therapeutic, a subsidiary of Yashi Tomi Pharmaceutical ("Alpha") under agreements covering production from five plasma collection centers, four of which expired on April 30, 2001. The contract for the remaining center will expire on July 30, 2001. About 6 percent of plasma revenue was from other entities.

    Most of the revenue generated by the plasma collection operations is derived under contracts and relationships, which once established continue to be renewed. Plasma collected by the Company's operations is generally used in the manufacture of therapeutic products to treat certain diseases. Several companies are attempting to develop and market products to treat these diseases based upon technology, which would lessen or eliminate the need for human blood plasma. Such products, if successfully developed and marketed, could adversely affect the demand for plasma. Products utilizing technology developed to date have not yet proven as cost-effective or as marketable to healthcare providers as products based on human blood plasma. However, there can be no assurances that such technology will not ultimately become economically viable and cause a severe adverse impact upon the Company and the plasma industry as a whole.

    In response to increasing demands by the FDA, the Company established the position of "Director of Quality". This position serves as the communication link between the Company and the FDA, in addition to having responsibility for insuring that the Company maintains a high level of compliance. In addition, six manager positions (five "Quality Managers" and one "Audit Manager") were developed in support of the Director of Quality to provide appropriate focus and control over the centers. Each Quality Manager responds to day-to-day issues encountered by the various centers and are frequently on site during FDA audits to insure that any issues are addressed and corrected timely. The Audit Manager coordinates and oversees all FDA audits. The Company has also established full time Quality Assurance positions in each of the 42 plasma collection centers with the ongoing responsibility of insuring compliance within the center. In order to verify that the Company's commitment to compliance is being adhered to, the Company from time to time retains an independent compliance auditor to perform periodic unannounced compliance inspections at the centers, simulating FDA inspections, with the audit results being sent directly to the president of the plasma operations and the President of the Company. The focus of all inspections and review processes is to insure that each of the Company's centers are in compliance with all customer, European or FDA regulations that protect the integrity of the products and the safety of donors and employees.

    Diagnostics Products Segment.  During fiscal 2001, the Diagnostics segment operated through Western States, located in Oceanside, California. Western States is an FDA licensed worldwide marketing organization for therapeutic based blood plasma products, diagnostic test kits, specialty plasma and bulk materials. Western States is a vendor-approved supplier to over 500 pharmaceutical and other healthcare companies, including being listed as an exclusive supplier in many customers' regulatory applications with the FDA. Western States has also helped certain customers develop internal protocols and standards used to establish quality control benchmarks and has performed various other value-added services for its customers in order to establish solid relationships. The primary focus of the Company's Diagnostics operation is on multinational biotech, pharmaceutical and technology products companies dealing in diagnostic products. During fiscal 2000, Western States also established itself as a major supplier of plasma based diagnostic products to several major domestic pharmaceutical companies and signed a significant distribution agreement with the largest producer of bovine products in the world. Additionally, this marketing organization cultivated alternative diagnostic applications for traditionally therapeutic products as an alternative to animal based mediums and established itself as a manufacturer of bulk plasma based products and serums. During fiscal 2001, Western States continued to expand its product technology and began operating under a collaboration agreement with Quest Diagnostics to advance its goal of providing a full spectrum of reactive and antibody plasmas to manufacturers of diagnostic products throughout the world.

    Certain information regarding the geographic concentration of the Company's net sales is set forth in Note 13 of the Company's Consolidated Financial Statements.

Consolidated Technologies Division

    On February 29, 2000 the Company sold substantially all of the operating assets of SeraCare Technology, Inc., (dba Consolidated Technologies), a Nevada corporation located in Austin, Texas to Consolidated Technologies, Inc., a Minnesota corporation, which is a subsidiary of Sybron International, Inc.. The sale of the operating assets of CTI was a strategic move to reduce debt and reorganize the Company along business lines.

COMPETITION

    The Company's Therapeutics operations compete for donors with pharmaceutical companies that collect plasma for their own use, several other commercial plasma collection companies, and non-profit organizations, such as the American Red Cross and community blood banks, which solicit the donation of whole blood. A number of these competitors have access to greater financial, marketing and other resources than the Company. If the Company is unable to maintain and expand its donor base, its business and future prospects will be adversely affected.

    The Company's Diagnostics operations compete with fractionators in the sale of plasma products and other plasma collection companies in the sale of specialty plasma. Long term international and domestic relationships serve as the cornerstone of the Diagnostics operations' competitive edge. In addition, the Company believes that its ability to work with customers in developing SOP's and formulations for FDA approval is unique within the industry. However, if the Company is not able to sustain its relationships, or if more pharmaceutical companies decide to buy directly from fractionators, its business and future growth could be adversely affected.

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

    Part 606 relates to the qualifications of the center personnel, both medical and technical as well as the plant or center facilities and buildings. Part 640, Subpart G titled Source Plasma is a comprehensive set of regulations covering virtually every aspect of a plasma center operation. These include but are not limited to:

  •
  informed consent,

  •
  medical supervision,

  •
  donor suitability,

  •
  collection of blood for source plasma,

  •
  plasmapheresis (the actual procedure of collecting plasma),

  •
  required laboratory tests,

  •
  processing of plasma,

  •
  general requirements,

  •
  labeling of containers,

  •
  manufacturing responsibility,

  •
  records,

  •
  reporting of donor reactions,

  •
  modification of source plasma and

  •
  shipping and storage of plasma.

    In addition to the Code of Federal Regulations, the FDA regularly releases various guidelines to which all registered blood establishments are expected to comply.

    To ensure compliance, the FDA, through their various regional offices, conducts unannounced inspections of all plasma and blood centers. These inspections are usually annual and the results are kept on record at CBER, FDA. The inspectors generally examine records, equipment, facilities, review the training documents for personnel, review the physical examination procedures and observe the various procedures being accomplished. These inspections typically last from two to five days and may involve more than one inspector. The observations of an inspector are recorded on a Form 483, a copy of which is given to the local manager. The Company responds to these observations within a two-week period, detailing what, if any, actions have been taken to correct the observation. The regional office generally makes a determination together with CBER as to whether these responses properly address the issues. If the observations were considered serious enough; or, if the answers were not considered adequate, CBER will issue a Regulatory Letter. This is considered a "red flag" in the industry and if not responded to in a timely and appropriate manner, can result in CBER taking further action, including actually closing the center.

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

    During fiscal years 2000 and 2001, the Company has responded to the challenge of issues raised by the FDA and has made several changes which the Company believes are necessary in order to be successful in this highly regulated industry. The Company has established the position of "Director of Quality". This position serves as the communication link between the Company and the FDA, in addition to having responsibility for insuring that the Company maintains a high level of compliance. Six manager positions have been established in support of the Director of Quality (five "Quality Manager" positions and one "Audit Manager" position) to provide appropriate focus and control over the centers. Each Manager of Quality Assurance responds to day-to-day issues encountered by the various centers and are frequently on site during FDA audits to insure that any issues are addressed and corrected timely. The Company has also established full time Quality Assurance positions in each of the 42 plasma collection centers with the ongoing responsibility of insuring compliance within the center. In order to verify that the Company's commitment to compliance is being adhered to, the Company has from time to time retained an independent compliance auditor to perform periodic unannounced compliance inspections at the centers, simulating FDA inspections, with the audit results being sent directly to the president of the plasma operations and the President of the Company.

    The Company has also established a full time Manager of Compliance position in its Oceanside location to insure compliance by the Diagnostics operations.

    The focus of all inspections and review processes is to insure that each of the Company's centers are in compliance with all customer, European or FDA regulations that protect the integrity of the products and the safety of donors and employees.

    CLINICAL LABORATORY IMPROVEMENT ACT OF 1988:

    In 1988, the U.S. Department of Public Health introduced an updated set of laboratory regulations. One of the many areas covered by this regulation is the definition of the education level of personnel required to perform clinical laboratory tests as well as the equipment and the required controls and calibrations. Among the various tests that must be passed by plasma center personnel, there are several that fall under the guidelines of this act. Although in most states the federal government has specifically delegated the enforcement of this act to the states, the act is universally applied. Plasma centers are periodically inspected under the CLIA 88 regulations. These CLIA inspections also provide state authorities the opportunity to review compliance with any applicable state regulations.

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

    OCCUPATIONAL SAFETY AND HEALTH ADMINISTRATION:

    As with most operating companies, all of our centers must comply with both federal and state OSHA regulations. SeraCare trains its employees in current OSHA standards, provides hepatitis vaccine to employees when desired and maintains all required records. OSHA does inspect operating locations as they deem appropriate, and often do so without advance notice. SeraCare has no outstanding issues relating to an OSHA inspection which required corrective action.

STATE GOVERNMENTS

    NEVADA:

    Nevada law parallels the federal requirements as stated above with one addition. The state requires that all employees of plasma centers be certified with the state which requires six months of experience, a completed application and payment of a fee.

INDUSTRY STANDARDS

    AMERICAN BLOOD RESOURCES ASSOCIATION:

    The American Blood Resources Association ("ABRA"), an industry organization headquartered in Maryland, represents the majority, by far, of both plasma collection companies and manufacturers. ABRA has established a voluntary program in which member centers agree to adhere to a set of standards that exceed those of FDA or state and local agencies. This program, entitled the Quality Plasma Program ("QPP"), has been supported by the FDA, the National Hemophilia Association as well as many European regulatory agencies. The QPP program requires a biannual inspection which focuses on: employee training; facilities, including cleanliness; and donor selection. The QPP criteria includes but is not limited to:

  •
  donors must have permanent addresses with 150 miles of the center;

  •
  the rates of viral marker tests must be within set national limits;

  •
  a record of all employee training must be available along with the training procedure;

  •
  a program of donor drug testing must be implemented;

  •
  all new donors must be checked with the National Donor Deferral Registry; and

  •
  the facility must meet all published standards, including location and neighborhood;

    All of the Company's operating centers are QPP certified with the exception of the two centers for which final FDA license approval is pending. All of the Company's newly established centers and initial stage centers have been designed and planned to QPP specifications.

    Since inception, the QPP program has created an increasingly higher level of performance criteria with a focus on upgrading the image of the U.S. plasma collection industry. Examples of the requirements which are enforced by the FDA, state authorities and ABRA include: upgraded standards for the physical facilities; higher standards for Standard Operating Procedures; strict screening of donors for drugs and disease; verified addresses for all donors; use of a national registry of deferred donors; and controlled viral reactive rates to insure they remain within prescribed limits. The QPP program is designed to eliminate the collection of plasma from donors who are homeless, transient or drug addicted. In addition, it requires all certified centers to maintain documented and approved employee-training programs. All testing required by the center must be performed in a QPP-approved laboratory.

    The Company closely monitors compliance with applicable governmental regulations, ABRA standards imposed through QPP and the Company's own quality assurance standards. In addition,

contracts with fractionators require that individual locations be reviewed and approved by such customer in order to allow them to sell their end products in various countries throughout the world.

THE INDUSTRY AND THE MARKET

THE PRODUCT

    Currently, the Company's primary product is "source plasma". Source plasma is plasma collected from humans. Plasma is the liquid part of blood and is collected through a procedure similar to giving blood. The clear plasma is mechanically separated from the cellular elements of the blood (such as red and white blood cells and platelets) through centrifugation or membrane filtration at the time the donation is made. These cellular elements are then returned to the donor as part of the same procedure. The process of collecting plasma is known as plasmapheresis. Because blood cells are returned, it is possible for individuals to donate plasma more frequently than whole blood. Donations of plasma can be made up to twice per week or 104 times per year pursuant to FDA rules.

PLASMA DERIVED PRODUCTS

    Source plasma is sold to fractionators who process the plasma into two primary groups of plasma products: Injectable and Non-Injectable. These products are used throughout the world to prevent illness and treat injuries.

    Pursuant to FDA regulations, plasma collected by the Company is placed in storage on site while a sample thereof is sent to a lab for testing. No plasma can be shipped unless test results are received which indicate the plasma is free of any bacterial or viral occurrences. If results of the testing indicate any bacterial or viral presence, the Company now has various customers who use such plasma for diagnostic and/or research purposes. If the plasma cannot be sold as source plasma or specialty plasma, it is generally destroyed. The Company operates primarily under its own Standard Operating Procedures which have been approved by the FDA. These procedures which all employees are required to follow, carefully spell out all safety related instructions. In accordance with such procedures, all initial donors are given a physical examination before being accepted as a plasma donor. Additionally, every time the donor donates, the donor is tested for the presence of blood borne pathogens such as hepatitis B, hepatitis C, HIV (antigen and antibody) and liver enzymes (indication of liver disease, such as other types of hepatitis). The donor is also checked for serum protein content and hematocrit (percent of red blood cells in serum). These tests serve as a safety mechanism for both the donor and the plasma. New donors are also checked for syphilis and drug use. Repeat donors are re-tested for syphilis three times each year and for drug use once each year.

    All plasma collected from a donor is held until the results of his viral tests are completed. If a donor has a reactive result, all of that donor's plasma is usually culled from the source plasma inventory. In some cases, the fractionator operates the laboratory which performs these tests.

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

    None of the source plasma or hyperimmune plasma collected by the Company is given to end users without first being processed by a fractionator.

    Donor safety is very important to the Company. Accordingly, operating procedures require that donors have the process thoroughly explained, including the hazards and side effects and that each donor signs an informed consent form. The Company does extensive training of employees in order to insure the safety of its donors.

INJECTABLE PLASMA PRODUCTS

    Source plasma is the base raw material used to manufacture many injectable therapeutic products, the most important of which are:

  •
  Normal Serum Albumin and Plasma Protein Fraction, which are primarily used to keep vessel walls from collapsing following major injury, as blood volume expanders and as a protein replacement. They are used:

  •
  to treat shock due to trauma or hemorrhage;

  •
  to treat fluid loss due to severe burns;

  •
  in cardiovascular surgery;

  •
  to treat liver and kidney diseases; and

  •
  as a carrier for many other injectable solutions.

  •
  Immune Globulins, which are used to strengthen the immune system in order to fight off common diseases such as:

  •
  Suppressed immune systems in cases of organ transplants, HIV and other immune deficiencies;

  •
  Hepatitis B;

  •
  Tetanus;

  •
  Rabies, whooping cough, measles and polio; and

  •
  Other immune related diseases.

  •
  Antihemophilic Factors, which are specific proteins found in plasma that are an integral part of the blood clotting mechanism. Persons born with an absence or a deficient amount of the protein suffer from hemophilia, types A, B, or Von Willebrand's Disease.

  •
  Rh Immune Globulin, which is a substance administered to prevent incompatibilities between the blood of a fetus and mother. Rh incompatibility occurs when an Rh-negative woman is pregnant with an Rh-positive fetus. This occurs in 9-10% of pregnancies. If no preventive measures are taken, 0.7-1.8% of Rh-negative women with an Rh-positive fetus will become isoimmunized antenatally, developing Rh (D) antibody through exposure to fetal blood; 8-15% will become isoimmunized at birth, 3-5% after abortion (spontaneous or therapeutic), and 2.1-3.4% after amniocentesis. Rh(D) isoimmunization currently occurs at a rate of about 1.5 per 1000 births. Its effects on the fetus or newborn include hemolytic anemia, hyperbilrubinemia, kernicterus or intrauterine deaths due to hydrous fetalis. About 45% of cases require intrauterine or exchange transfusions to survive, and there are about four deaths from this disease per 100,000 total births. The prevalence of Rh(D) isoimmunization has declined significantly following the introduction of Rh(D) immune globulin.

  The administration of Rh(D) immune globulin to these women prevents maternal sensitization and subsequent hemolytic disease in Rh-positive infants. RhIG must be administered after abortion, amniocentesis, ectopic pregnancy, and antepartum hemorrhage, as well as after delivery.

NON-INJECTABLE PLASMA PRODUCTS

    A secondary use of plasma is to manufacture certain diagnostic products which are for the most part non-injectable. Some of the primary diagnostic products are:

  •
  Blood Grouping and Typing Reagents, which are used by blood banks to match donor blood with the recipient.

  •
  Laboratory Control Reagents, which are used by laboratories to assure the quality control of their tests.

  •
  Special Test Kit Reagents, which are derived from the plasma of donors known to have a specific disease and are used in the laboratory as a positive control test.

SPECIALTY PLASMAS

    Specialty Plasmas generally contain high concentrations of specific antibodies and are used primarily to manufacture immune globulin therapeutic products that bolster the immunity of patients to fight a particular infection or to treat certain immune system disorders. Following advances in intravenous therapy in the mid-1980s, use of specialty plasmas for therapeutic purposes significantly increased. Among the current uses for specialty plasmas are the production of products to prevent hepatitis, Rh incompatibility in newborns, tetanus and rabies. Specialty plasmas are also widely used for diagnostic and tissue culture purposes. Depending on the rarity of the antibody or medical history of the donor, the pricing for specialty plasmas currently ranges from $300 to over $6,000 per liter. Most reactive plasma is derived serendipitously (not the result of stimulation) which poses no abnormal risk to the plasma collector.

    The Company currently collects and sells both source plasma and specialty plasmas, including Cytomegalovirus Antibody Plasma (CMV), Tetanus Antibody Plasma and various other specialty antibody plasma. The plasma collection operations have worked with the Diagnostics operations to develop a program that emphasizes the collection of specialty plasmas by identifying potential specialty plasma donors through various screening and testing procedures. The plasma operations also provide services for the newly established collaboration between Quest Diagnostics and the Diagnostics operations.

THE PLASMA INDUSTRY

    The blood resource industry can be divided into two industry segments. One is the non-profit or voluntary sector, which is commonly, thought of as the American Red Cross and various independent non-profit blood centers. This "non-profit" sector is primarily concerned with providing whole blood and components of whole blood for transfusion in medical applications at hospitals. The other is the commercial or "for-profit" segment and is composed primarily of plasma collection centers. This "for-profit" commercial sector currently consists of about 400 plasma collection centers throughout the United States, which collect plasma from paid donors and sell the plasma to fractionators, who produce plasma derivative products or fractions that are used in therapeutics. These plasma collection centers are owned by both foreign and U.S. fractionators and by independent companies such as the Company, which sell to diagnostic companies and fractionators.

PLASMA MARKET

    The source plasma industry has experienced a number of fluctuations in the supply and demand cycles. In the Company's opinion, the market factors currently driving the plasma industry include the following:

  •
  The expanded use of immune globulins to prevent and treat disease.

  •
  The worldwide plasma shortage of plasma which has been made worse by the impact of the "Mad Cow" disease in England which resulted in the termination of all plasma collection activities within that country and the replacement of such plasma from the US.

  •
  Extensive public concern over the safety of blood products, which has led to increased domestic and foreign regulatory control over the collection and testing of plasma and the disqualification of certain segments of the population from the donor pool.

  •
  The continuing increase in the uses of plasma as the source material for new treatments and applications, such as fibrin glue, a growth agent for microbiotics, and vaccines.

  •
  The increased demand for plasma based healthcare products worldwide, which has led to expansion of fractionation capacity.

  •
  The barriers to entry into the fractionation and plasma collection business which includes an extensive FDA and ABRA approval process, which can take years to complete.

    The Company believes that a significant worldwide shortage of plasma has developed which could last three to five years. This accelerating shortage is being driven by a series of factors including: the shutdown of plasma collection in England resulting from "Mad Cow" disease issues; the expanding fractionation capacity worldwide resulting from the increased need for plasma components to treat larger and older populations; and a diminished pool of donors that resulted from more restrictive testing and screening requirements imposed by regulatory authorities. In 1998, the FDA introduced the "Applicant Donor Program", which required first time donors to donate a second time before the first donation can be sold. This new requirement has caused a decrease in liters of source plasma available for sale. Another market factor has been increasing public concern over HIV and other viruses, which has led to increased testing and tighter screening processes. And finally, the Company believes that there is a direct correlation between the economy and the donor pools, whereby when the economy improves, it becomes harder to maintain donor pools and attract new donors.

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

    The four leading fractionators in the United States are:

Alpha Therapeutic Corporation	a subsidiary of Yashi Tomi Pharmaceutical
Aventis Bio-Services, Inc.	a subsidiary of Rhone-Poulenc-Rorer, a French government owned pharmaceutical conglomerate
Bayer Corporation	a division of Germany's Bayer A.G.
Baxter, Inc.	a division of Baxter, Inc., an $8.1 billion revenue U.S. company

CURRENT OPERATIONS

Current Plasma Centers

    As of April 30, 2001, the Company had forty two plasma collection centers in operation which were located in: Las Vegas, Nevada; Clarkesville, Tennessee; Phoenix, Arizona (2); Ft. Smith, Arkansas; Clearfield, Utah; Raleigh, North Carolina; Pasco, Washington; Toledo, Ohio; Macon, Georgia; Savannah, Georgia; Reno, Nevada; South Bend, Indiana; Kalamazoo, Michigan; Boise, Idaho; Pocatello, Idaho; Salt Lake City, Utah; Amarillo, Texas; Beaumont, Texas; Longview, Texas; Houston, Texas (4); Casa Grande, Arizona; Pasadena, Texas; Mesa, Arizona; Baton Rouge, Louisiana; Port Arthur, Texas; Wilmington, Delaware; Lancaster, Pennsylvania; Reading, Pennsylvania; Allentown, Pennsylvania; Laredo, Texas; Danville, Virginia; Providence, Rhode Island; Dallas, Texas; Seattle, Washington (2); Topeka, Kansas; Everett, Washington and Yakima, Washington. During fiscal 2001, such centers processed about 773,000 donations.

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

MARKETING/DONOR RECRUITMENT

    Effective recruitment, management and retention of donors are essential to the Company's plasma business. The Company seeks to attract and retain its donor base in the following ways:

  •
  by utilizing competitive financial incentives which the Company offers for the donation of the plasma;

  •
  by providing outstanding customer service to its donors;

  •
  by implementing programs designed to attract donors through education as to the uses of plasma;

  •
  by encouraging regular participation in its donor programs; and

  •
  by providing incentives to encourage donors to return.

    Repeat donors are important because of the lower cost associated with obtaining their plasma and less risk that their plasma will not satisfy regulatory and customer requirements. The Company's centers advertise for donors through targeted mailings, flyers and newspapers. Radio and television ads are also used when advantageous.

    The Company's donor records are maintained with the assistance of donor database systems at each center that allows the Company's personnel to track the frequency of donor visits. When a donor has not visited a center in over one month, the center sends a reminder card to the donor emphasizing the importance of the donor's continued participation.

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

    All employees are required to read and study detailed training materials and are then given a written test covering that material. Results of the written tests must be kept available for FDA inspection. Employees are also required to demonstrate specific skills to an FDA-certified trainer. Each level of an employee's training is tracked and documented and each employee is required to be re-tested on all material every six months. All employees are "cross-trained" in all three of the center's functional areas, allowing for more efficient scheduling. Ongoing or continuing education sessions are periodically held to review new procedures, equipment and FDA requirements. All training documentation is subject to FDA approval.

    It is the Company's philosophy to continually develop competent individuals within the Company to move into management positions. Selected individuals are sent to outside management development seminars in addition to the in-house program of development. Consequently, all of the open manager positions during the past three years have been filled with existing in-house personnel.

EMPLOYEES

    As of April 30, 2001, the Company employed 608 full time employees and 138 part time employees. The plasma collection operations employed 558 full time and 135 part time employees. Each plasma center has at least one nurse and/or nurse substitute and the balance are cross-trained as technicians, receptionists and phlebotomists. The Diagnostics operations employed 22 full time employees. The Company's testing laboratory in Austin, Texas employed 17 full time employees and three part time employees. Corporate office consisted of eleven full time employees as of April 30, 2001.

    The Company believes that the relations between the Company's management and its employees are good, although there can be no assurances that such relations will continue. The inability of the Company to attract or retain qualified personnel could have a material adverse effect on the Company.

RISK FACTORS

    You should carefully consider the risks described below and other information in this annual report. The Company's business, financial condition and operating results could be seriously harmed if any of these risks materialize. The trading price of the Company's common stock may also decline due to any of these risks.

The Company has a History of Operating Losses and its Future Profitability Remains Uncertain

    In January of 1994, the Company filed for bankruptcy protection under Chapter 11 of the federal Bankruptcy Code. The Company completed its reorganization in February 1996. As of February 28,

2001, the Company's current assets exceeded current liabilities by $11,632,912. The Company's total liabilities as of February 28, 2001 were $42,501,132.

    Although the Company recorded net income of $1,997,004 for the year ended February 29, 2001, the Company cannot assure you that the Company will be able to sustain its profitability or that it will not incur significant operating losses in the future.

The Company May Not Be Able to Successfully Implement its Growth Strategy

    The Company intends to continue its strategy of growth through acquisitions and expansion into new markets, including the diagnostics market. However, the Company's ability to successfully implement this strategy depends on a number of factors, including the Company's access to capital, its ability to obtain applicable governmental approvals and its ability to integrate acquired businesses into its existing operations. For example, the Company began manufacturing operations for bulk serums at its plant in Oceanside, California, in February 2000; and any problems with manufacturing or licensing of this facility could severely curtail the Company's sales to biologics companies. The Company cannot assure you that it will be successful in expanding its operations, continuing its present rate of expansion or entering new markets.

The Company May Need Additional Capital

    In order to implement its growth strategy, the Company will need to obtain additional capital. Such capital may include debt and equity financings or additional bank borrowings (subject to contractual restrictions imposed by the Company's creditors and investors on the Company's ability to issue debt or equity securities). However, the Company cannot assure you that it will be able to obtain additional capital on acceptable terms. If the Company borrows more money it may become subject to additional restrictive covenants. If the Company raises money through the issuance of equity securities, the Company's stock ownership will be diluted.

Market Demand for Plasma Fluctuates

    The demand for plasma depends in large part on the number and uses of products which require plasma components for their manufacture or production. Most of the plasma which the Company collects and sells is used in the manufacture of therapeutic products to treat certain diseases. Several companies are attempting to develop and market products to treat these diseases based upon technology which would lessen or eliminate the need for human blood plasma. Such products, if successfully developed and marketed, could reduce the demand for plasma.

    Additionally, the demand for plasma depends on the available processing capacity of the fractionation facilities used in the Company's industry to process plasma. In the event of a reduction of the available processing capacity at such fractionation facilities, whether as a result of manufacturing problems, regulatory compliance issues or otherwise, the demand for plasma could decrease and as a result, the demand for the Company's products and the prices paid for the Company's products would be adversely affected.

The Company Makes a Large Percentage of its Sales to One Customer

    For the year ended February 28, 2001, approximately 47% of the Company's sales were to Grupo Grifols, S.A., of Spain. If the Company were to lose this customer, or if any major customer were to materially reduce its purchases of the Company's plasma, the Company's business and results of operations would be materially adversely affected.

An Interruption in the Supply of Diagnostics Products that the Company Purchases from Third Parties Could Cause a Decline in the Company's Sales

    The Company purchases diagnostics products that are used in the manufacture and testing of its plasma products from third parties, such as Grupo Grifols and other companies. Any significant interruption in the supply of these diagnostics products could cause a decline in the Company's plasma sales, unless and until the Company is able to replace them. The Company also depends on these third parties to provide their products on a timely and cost-effective basis and to deliver high quality products, enhance their current products, develop new products, and respond to emerging industry standards and other technological changes. The failure of these third parties to meet these criteria could harm the Company's business.

The Prices the Company Charges are Relatively Fixed, but the Company's Costs are Subject to Change

    The Company generally sells its plasma under contracts ranging from one to three years which allow for annual pricing renegotiations. The Company generally agrees upon the price for its products prior to the beginning of the contract year, and these prices are fixed for that year. Accordingly, any unforeseen increases in the cost of collecting and selling plasma during the contract year could materially adversely affect the Company's operating results.

The Company's Business is Highly Competitive

    The Company competes for donors with pharmaceutical companies which may collect plasma for their own use, other commercial plasma collection companies, and non-profit organizations such as the American Red Cross and community blood banks which solicit the donation of whole blood. A number of these competitors have access to greater financial, marketing and other resources than the Company does. If the Company is unable to maintain and expand its donor base, its business and future prospects will be adversely affected.

The Company is Subject to Significant Government Regulation

    The Company's business is heavily regulated in the United States by federal, state and local regulations. Although the Food and Drug Administration (FDA) administers the particulars of the Code of Federal Regulations across the country, various state and local regulations also apply and can be, in some cases, more restrictive.

    In recent years, the FDA has increased its focus on plasma centers and blood banks and has through legal action closed a number of blood banks and plasma centers in the U.S. If the Company is unable to comply with the FDA standards, it will be subject to fines, penalties and even closure.

    As of February 28, 2001, the Company had obtained FDA licenses and QPP Certification (a certification by the American Blood Resources Association which has become the worldwide standard for plasma involving both procedural and donor qualification standards) for all but two of the Company's current centers. If the Company is unable to obtain or maintain FDA licenses or if the Company experiences delays in obtaining FDA licenses, the Company's ability to continue to operate these centers will be adversely affected. If the Company is unable to obtain or maintain QPP Certification or if it experiences delays in obtaining QPP Certification, the Company's ability to find customers for its plasma will be adversely affected. Industry implementation of the QPP Certification program has resulted in a decrease in qualified donors due to the higher standards required for QPP Certification. If the Company is unable to locate an adequate pool of donors, its operations could be adversely affected.

    Collection centers which have not received FDA approval of their license applications are allowed to operate under a Reference Number and process donors in order to develop sufficient training and records for FDA review. However, these centers, are precluded from selling any of the collected plasma until final approval of their license applications. Historically, it has taken approximately six to eighteen months from date of filing to obtain final FDA approval for a new license application. In addition, the Company may be subject to other measures or standards in the future which may adversely affect its operations.

    As of the date of this annual report, the Company believes that it is in compliance in all material respects with laws, rules and regulations applicable to the Company's business. However, the Company cannot assure you that it will be able to continue to comply with all applicable laws, rules and regulations or that violations will not occur. In addition, the Company cannot assure you that more restrictive laws, rules and regulations or enforcement policies will not be adopted in the future which could make compliance more difficult or expensive or otherwise adversely affect the Company's business or prospects. The Company also cannot assure you that any new plasma collection centers that the Company develops or acquires will receive certification from the FDA.

The Company's Business is Subject to Governmental Reforms and the Adequacy of Reimbursement

    Healthcare reform is a priority of many elected and appointed officials. Some reform measures, if adopted, could adversely affect the pricing of therapeutic products which are made from plasma or the amount of reimbursement available for therapeutic products from government agencies, third party payers and other organizations.

The Company is Dependent on its Key Personnel

    The Company's success depends on its ability to attract, retain and motivate the qualified personnel that will be essential to its current plans and future development. The competition for such personnel is substantial, and the Company can not assure you that it will successfully retain its key employees or attract and retain any required additional personnel.

    In particular, the Company's success depends to a significant extent upon the continued services of Barry Plost, its Chairman and Chief Executive Officer. The Company maintains key person life insurance coverage with respect to Mr. Plost.

The Company's Principal Shareholder Exerts Significant Influence On the Company

    As of April 30, 2001, the Company's principal shareholder and chief executive officer, Barry Plost, beneficially owned approximately 21.1% of the Company's Common Stock (which number includes options exercisable by Mr. Plost to purchase shares of the Company's Common Stock). Therefore, he has the power to exert significant influence on the Company's management and the Company's policies.

The Company Has Significant Amounts of Options, Warrants and Convertible Preferred Stock Outstanding

    As of April 30, 2001, the Company has outstanding:

  •
  Warrants and Options to purchase an aggregate of 11,081,107 shares of Common Stock; and

  •
  22,500 shares of Series C Preferred Stock, convertible into 500,000 shares of Common Stock.

    Certain of these equity securities are also subject to anti-dilution and other adjustments, which would require the Company to adjust the number of shares of the Company's stock that would be issuable upon the exercise or conversion of such equity securities if such adjustment provisions were triggered. Triggering events include the issuance of equity below certain prices and the achievement of (or failure to achieve) certain financial targets.

    In addition, the Company has reserved for issuance 300,000 shares of the Company's Common Stock upon exercise of options to be granted under the Company's 1997 Informal Stock Compensation Plan, and an additional 1,000,000 shares of the Company's Common Stock issuable upon exercise of options to be granted under the Company's 1998 Stock Option Plan. To date, the Company has issued 100,000 options under the 1997 Informal Stock Compensation Plan and 455,002 options under the 1998 Stock Option Plan.

    Holders of the Company's warrants and options are likely to exercise them if the Company can obtain additional capital on terms more favorable than those provided in the warrants and options. Further, while these warrants and options are outstanding, the Company's ability to obtain additional financing on favorable terms may be adversely affected.

If the Shares of the Company's Common Stock Eligible for Future Sale Are Sold, the Market Price of the Company's Common Stock May be Adversely Affected

    If the Company's existing security holders sell significant amounts of the Company's Common Stock in the public market, the market price of the Company's Common Stock could be adversely affected, and the Company may find it more difficult to sell its Common Stock in the future at times and for prices the Company considers appropriate. As of April 30, 2001, 9,741,016 shares of the Company's Common Stock were issued and outstanding, and an additional 11,081,107 shares were issuable upon the exercise or conversion of certain warrants, options and other convertible securities that the Company had previously issued. Several of the Company's security holders have registration rights pursuant to agreements under which they could require the Company to register and sell their shares in an underwritten public offering.

    The Company currently has on file with the Securities and Exchange Commission three registration statements on Form S-3: Registration No. 333-57943, with respect to the potential resale by the selling security holders named therein of up to 10,383,502 shares of the Company's Common Stock; Registration No. 333-74663, with respect to the potential resale by the selling security holders named therein of up to 1,497,175 shares of the Company's Common Stock, held by them or issuable to them upon exercise or conversion of certain warrants, options and other convertible securities which the Company had previously issued; and Registration No. 333-55576, with respect to the potential resale by selling security holders named therein of up to 881,301 shares of the Company's Common Stock.

The Company's Stock Price is Volatile

    The market price of the Company's Common Stock has historically been volatile, and that volatility is likely to continue. The Company believes that future announcements concerning the Company, its competitors, governmental regulations, litigation or unexpected losses, or the failure to meet or exceed analysts projections of financial performance, may cause the market price of the Company's Common Stock to fluctuate substantially in the future. Sales of substantial amounts of the Company's outstanding Common Stock in the public market could also materially adversely affect the market price of the Company's Common Stock. These fluctuations, as well as general economic, political and market conditions, may materially adversely affect the market price of the Company's Common Stock.

Investment in the Company's Common Stock May be Relatively Illiquid

    The trading volume in the Company's Common Stock has historically been relatively low. Accordingly, investments in the Company's Common Stock may be relatively illiquid, and investors in the Company's Common Stock must be prepared to bear the economic risks of such investment for an indefinite period of time.

We Cannot Assure You that the Company's Common Stock Will Continue to be Listed on the American Stock Exchange

    The American Stock Exchange retains discretion over whether to continue listing the Company's Common Stock. While the Company believes that it currently meets the American Stock Exchange's guidelines for continued listing, it cannot assure you that it will continue to meet the American Stock Exchange's guidelines for continued listing or that the Company's Common Stock will remain listed on the American Stock Exchange. If the Company's Common Stock is delisted from the American Stock Exchange, its shares may become significantly less liquid and may decline significantly in price.

The Company is Dependent Upon its Subsidiaries

    The Company conducts its operations through subsidiaries. Therefore, a principal internal source of the Company's cash and the Company's ability to service its debt depends in part upon the earnings of its subsidiaries and the distribution of those earnings to the Company, or upon loans or other payments of funds by those subsidiaries to the Company. The Company's subsidiaries are separate and distinct legal entities and have no obligation to pay or make funds available to the Company. In addition, the payment of dividends by the Company's subsidiaries and the making of loans and advances by the Company's subsidiaries to the Company are subject to statutory and contractual restrictions.

The Company Does Not Plan on Paying Cash Dividends on its Common Stock

    The Company has not paid any cash dividends on its Common Stock since the Company's inception and, because of the Company's contemplated capital needs, it does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company anticipates that any earnings which may be generated from the Company's operations will be used to finance its operations and to repay its debt. In addition, the Company's loan documents with its current lenders prohibit the Company and its subsidiaries from paying dividends or making other types of restricted payments.

The Company May Issue Preferred Stock in the Future

    The Company is authorized to issue up to 25,000,000 shares of preferred stock, of which 22,500 shares of Series C Convertible Preferred Stock are currently issued and outstanding. The Company may issue additional shares of preferred stock in one or more new series. The Company's Board of Directors may determine the terms of the preferred stock without further action by the Company's stockholders. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. Although the Company has no present plans to issue additional shares of preferred stock or to create new series of preferred stock, if the Company does issue additional preferred stock, it could affect the rights, or even reduce the value, of the Company's Common Stock.

Certain Provisions of Delaware Law May Affect the Price of the Company's Common Stock

    The Company is incorporated in the State of Delaware. Certain provisions of Delaware law applicable to the Company, including Section 203 of the Delaware General Corporation Law, could have the effect of delaying, deterring or preventing a change of control in the Company or the Company's management and may discourage bids for the Company's Common Stock at a premium over the market price of the Company's Common Stock. As a result, the price of the Company's Common Stock may be adversely affected.

ITEM 2. PROPERTIES

    As of April 30, 2001, the Company occupied forty six operating locations with executive offices at 1925 Century Park East, Suite 1970, in Los Angeles, California; the Diagnostics operations headquartered in Oceanside, California; the plasma testing laboratory in Austin, Texas; the plasma center operations headquarters in Colorado Springs, Colorado; and forty two plasma collection centers located in: Las Vegas, Nevada; Clarkesville, Tennessee; Phoenix, Arizona (2); Ft. Smith, Arkansas; Clearfield, Utah; Raleigh, North Carolina; Pasco, Washington; Toledo, Ohio; Macon, Georgia; Savannah, Georgia; Reno, Nevada; South Bend, Indiana; Kalamazoo, Michigan; Boise, Idaho; Pocatello, Idaho; Salt Lake City, Utah; Amarillo, Texas; Beaumont, Texas; Longview, Texas; Houston, Texas (4); Casa Grande, Arizona; Pasadena, Texas; Mesa, Arizona; Baton Rouge, Louisiana; Port Arthur, Texas; Wilmington, Delaware; Lancaster, Pennsylvania; Reading, Pennsylvania; Allentown, Pennsylvania; Laredo, Texas; Danville, Virginia; Providence, Rhode Island; Dallas, Texas; Seattle, Washington (2); Topeka, Kansas; Everett, Washington and Yakima, Washington. All of the Company's facilities are leased from unaffiliated parties under leases expiring through 2010 and comprising approximately 231,000 square feet. Most of these leases contain renewal options which permit the Company to renew the leases for periods of from two to five years at the then fair rental value. The Company believes that in the normal course of its business it will be able to renew or replace its existing leases. The Company believes that the space it occupies is adequate for its current operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Market information:

    The Company's Common Stock is quoted on AMEX and is traded under the symbol "SRK". The Company's Common Stock began initial trading on the Bulletin Board in May 1996. On March 25, 1998 the Company's Common Stock began trading on the American Stock Exchange (AMEX). The following table sets forth the high and low sales prices for the Common Stock during the periods indicated.

	High	Low
Fiscal 2001
1st Qtr	4 1/2	2
2nd Qtr	3 7/8	2 1/4
3rd Qtr	3 7/8	2 15/16
4th Qtr	5 1/4	3
Fiscal 2000
1st Qtr	6	4 5/16
2nd Qtr	6 3/8	4 3/4
3rd Qtr	5 3/16	3 1/8
4th Qtr	4 3/4	2 1/2

(b)  Holders:

Title of Class	Approximate Number of Record Holders (as of April 30, 2001)
Common Stock, $.001 par value	370(1)

(1)
Certain of the Company's shareholders hold shares under "street name" and are not identified individually. Accordingly, the Company estimates that it has a total of approximately 630 beneficial shareholders.

(c)  Dividends:

    The Company has never paid cash dividends on its Common Stock. Pursuant to the terms and conditions of the $16 million subordinated debenture, the $15 million senior credit facility which was in effect on February 28, 2001 and the $20 million senior facility which was effective April 10, 2001, the Company may not declare or pay dividends on its Common Stock, except that the Company may issue warrants, options, stock, rights or any other form of equity security as a dividend. The declaration and payment of dividends in the form of equity securities by the Company's Board of Directors will depend, among other factors, on earnings as well as the operating and financial condition of the Company. At the present time, the Company does not expect to declare or issue any dividends on its Common Stock within the foreseeable future.

(d)  Recent Sales of Unregistered Securities:

    In November and December of 2000, the Company issued to the following persons the following number of shares of Common Stock at a price of $2.50 per share: William H. Hitchcock (80,000 shares), Catalysis Partners, L.L.C. (20,000 shares), Strome Hedgecap, L.P. (300,000 shares), Bradley

Resources Company (40,000 shares), Sands Point Partners LP (100,000 shares), Kenneth R. Levine (20,000 shares), Teton Capital Partners, L.P. (20,000 shares), Global Undervalued Securities Fund, L.P. (80,000 shares), Robert S. Krieger (20,000 shares), Samuel Anderson, Jr. (11,368 shares), Samuel and Mary Ann Anderson Trust (13,835 shares), Ann Stevenson (14,798 shares), J.E. McConnaughy (100,000 shares), Jerry L. Burdick (22,000 shares), and Stanley Becker (26,000 shares). In connection with this private placement, the Company also issued the following number of shares of Common Stock to the following finders under the terms of an agreement with such finders: Kenneth R. Levine (6,650 shares) and Marshall M. Becker (6,650 shares). The sale and issuance of the securities described in this paragraph were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), by virtue of Section 4(2) of the Securities Act and Regulation D thereunder.

    In connection with the collaboration agreement entered into in January 2001, the Company issued a warrant to purchase 1,748,605 shares of Common Stock at an exercise price of $4.01 per share to Quest Diagnostics in connection with entering into a collaboration agreement with Quest. The sale and issuance of the securities described in this paragraph were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Regulation D thereunder.

    In February 2001, the Company issued to the following persons promissory notes in the following principal amounts along with 5 year warrants to purchase the following number of shares of Common Stock, exercisable at $3.75 per share: Kenneth R. Levine ($250,000 promissory note and warrant to purchase 100,000 shares), Marshall M. Becker ($50,000 promissory note and warrant to purchase 20,000 shares), Stanley Becker ($200,000 promissory note and warrant to purchase 80,000 shares), Sue Ann B. Holland ($100,000 promissory note and warrant to purchase 40,000 shares), James A. Holland ($100,000 promissory note and warrant to purchase 40,000 shares), Robert E. and Marsha Holland ($150,000 promissory note and warrant to purchase 60,000 shares), Dr. Nelson Teng ($200,000 promissory note and warrant to purchase 80,000 shares), Stranco Investments LTD ($149,979 promissory note and warrant to purchase 59,992 shares) and Samuel and Mary Ann Anderson Trust ($200,000 promissory note and warrant to purchase 80,000 shares). The sale and issuance of the securities described in this paragraph were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Regulation D thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

    The table below presents selected consolidated financial data of the Company as of and for the five years ended February 28 (29), 2001, 2000, 1999, 1998 and 1997. This data has been derived from the historical audited consolidated financial statement of the Company and should be read in conjunction with the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Consolidated Financial Statements, including the notes thereto, included elsewhere herein. The historical results are not necessarily indicative of results to be expected for any future period.

	For the Year ended February 28(29)
	2001	2000	1999	1998	1997
STATEMENT OF OPERATIONS DATA:
Revenues
Net sales	$69,451,998	$62,040,052	$49,010,389	$12,291,396	$6,661,679
Income from joint venture	0	730,951	687,818	119,574	0

Total revenue	69,451,998	62,771,003	49,698,207	12,410,970	6,661,679
Cost of sales	57,019,555	50,828,932	39,128,393	10,774,398	6,148,820

Gross profit	12,432,443	11,942,071	10,569,814	1,636,572	512,859
General and administrative expenses	6,252,747	6,869,602	4,180,160	1,479,296	753,179

Operating income	6,179,696	5,072,469	6,389,654	157,276	(240,320)
Interest expense (including non-cash interest)	(4,314,356)	(5,163,204)	(4,294,302)	(533,105)	(308,255)
Other income, net	395,854	320,065	626,664	854,682	53,467

Income (loss) before income taxes and cumulative effect of change in accounting method	2,261,194	229,330	2,722,016	478,853	(495,108)
Income taxes	264,190	87,598	17,014	25,000	16,000

Income (loss) before cumulative effect of change in accounting method	1,997,004	141,732	2,705,002	453,853	(511,108)
Cumulative effect of change in accounting method, net	0	(719,903)	0	0	0

Net income (loss)	$1,997,004	$(578,171)	$2,705,002	$453,853	$(511,108)

PER SHARE DATA:
Basic
Income before cumulative effect of change in accounting method	$0.20	$(0.01)	$0.37	$0.09	$(0.20)
Cumulative effect of change in accounting method, net	0.00	(0.09)	0.00	0.00	0.00

Net Income (loss)	$0.20	$(0.10)	$0.37	$0.09	$(0.20)

Diluted
Income before cumulative effect of change in accounting method	$0.15	$(0.01)	$0.24	$0.08	$(0.20)
Cumulative effect of change in accounting method, net	0.00	(0.09)	0.00	0.00	0.00

Net Income (loss)	$0.15	$(0.10)	$0.24	$0.08	$(0.20)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	8,863,344	8,101,336	7,365,212	4,818,313	2,509,042
Diluted	12,018,901	8,101,336	11,103,186	5,706,405	2,509,042

SELECTED BALANCE SHEET DATA:
Working capital (deficiency)	$11,632,912	$8,126,398	$9,723,584	$9,444,126	$(390,635)
Total assets	75,276,413	69,578,915	64,576,262	45,229,372	6,323,200
Long-term obligations	12,952,107	13,087,563	22,895,014	16,196,670	678,484
Redeemable preferred stock (liquidation value)	2,115,000	2,115,000	2,175,107	231,130	389,047
Common stockholders' equity	$30,660,281	$25,928,551	$23,526,651	$20,246,820	$3,679,613

ITEM 7.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that the Company "expects," "estimates," "anticipates," or "believes" and all other statements concerning future financial results, product offerings or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those factors, risks and uncertainties include, but are not limited to the factors described in "Risk Factors" above.

RESULTS OF OPERATIONS

Fiscal Year Ending February 28, 2001 Vs. Fiscal Year Ending February 29, 2000

REVENUE

    Revenue increased by $6,680,995 to $69,451,998, an increase of 11 percent. The primary contributors to the increase were: (i) the plasma collection operations due to an increase in the volume of plasma collected during the current fiscal year, and to a lesser extent due to improved pricing for plasma due to the shortage of plasma available for fractionators, and (ii) the distribution operations, which contributed an improvement of $3,444,280 due to the impact of a significant number of new plasma products and customers. These increases were partially offset by the sale of Consolidated Technologies on February 29, 2000, which contributed revenues of $6,943,730 to the prior year period. The Company collected about 618,000 liters of plasma during the year ended February 28, 2001 compared to about 502,000 for the comparable prior period, an increase of approximately 23 percent. The increased volumes were mainly the result of the continued ramp-up of newly established centers, increases in certain mature centers as a result of donor promotions, production incentives and the acquisition of six mature centers in November 2001.

GROSS PROFIT

    Gross profit increased by $0.5 million, or 4 percent, in 2001 to $12,432,443. The plasma collection operations contributed an increase of $0.7 million due primarily to the increased volume of plasma collected mostly offset by an increase in the direct cost of operating plasma collection centers, while the distribution and manufacturing operations contributed an increase of $2.4 million due to the increased sales and improved margins resulting from a focus on higher profit margin products. Offsetting the improvements was the sale of Consolidated Technologies which contributed gross profit of $2.6 million to the prior year period. As a result of the aforementioned, the gross profit percentage decreased from 19 percent in fiscal 2000 to 18 percent in fiscal 2001.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and Administrative expenses for fiscal 2001 decreased by $616,855, or 9 percent, to $6,252,747. This decrease was primarily due to the sale of Consolidated Technologies which accounted for expenses of $1.0 million in the prior year period and lower legal and professional fees at the corporate level. Partially offsetting these decreases in expenses were increased costs related to compliance and quality assurance in the plasma collection operations.

INTEREST EXPENSE/NON-CASH INTEREST EXPENSE

    Interest expense decreased by $848,848 in fiscal 2001 as a result of lower debt resulting from the use of proceeds from the sale of Consolidated Technologies. Included in interest expense is $1,127,316 of amortization of the deferred bond offering costs related to the issuance of the $16 million subordinated debentures.

OTHER ITEMS

    Other income for the current year includes $131,700 of interest on funds escrowed in conjunction with the sale of Consolidated Technologies. Other income for the prior year includes a $269,212 gain from the sale of CTI.

INCOME TAXES

    The increased taxes primarily reflects an increase in the various states income taxes paid due to higher taxable income.

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING METHOD

    As a result of the above, income before the cumulative effect of a change in accounting method for the fiscal year ended February 28, 2001 was $1,997,004 compared to $141,732 for the same prior year period.

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

NET INCOME

    As a result of the above, there was a net income for fiscal 2001 of $1,997,004 compared to a net loss of $578,171 in fiscal 2000.

Fiscal Year Ending February 29, 2000 Vs. Fiscal Year Ending February 28, 1999

REVENUE

    Revenue increased by $13,072,796 to $62,771,003, an increase of 26 percent. The primary contributors to the increase were: the plasma collection operations due to improved pricing for plasma and an increased volume of plasma collected during the current fiscal year; and the distribution operations which added a significant number of new plasma products. The Company collected about 502,000 liters of plasma during fiscal 2000 compared to about 423,000 for the comparable prior period or an increase of 18 percent. The increased volumes were mainly the result of the continued ramp-up of newly established centers and increases in certain mature centers as a result increased donor promotions. The increase in volumes in these centers was partially offset by decreases in volumes in certain other centers that resulted from a restructuring of the Company's quality assurance and compliance program which involved employee training and other necessary actions which were deemed necessary to ensure FDA compliance.

GROSS PROFIT

    Gross profit increased by $1.4 million or 13 percent in 2000 to $11,942,071. The plasma collection operations contributed an increase of $2.2 million due primarily to increased plasma prices mostly offset by an increase in the direct cost of operating plasma collection centers, while the distribution operations contributed an increase of $.5 million due to the increased sales partially offset by a narrowing of profit margins on certain commodity type products. The Consolidated Technologies Division reflected a decrease of $1.3 million due mainly to increases in direct manufacturing costs. As a result of the aforementioned, the gross profit percentage decreased from 21.3% in fiscal 1999 to 19% in fiscal 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and Administrative expenses for fiscal 2000 were higher by $2,689,442 or 64 percent. This increase was primarily due to the increased salaries and travel associated with complying with the increased quality control and compliance standards established by the FDA. In addition, salaries and expenses were higher in the distribution operations due to a restructuring of marketing and sales in order to establish a more focused attention on customers and opportunities. The Company also experienced higher legal and professional fees, increased travel expenses, increased salary and related benefits expenses, and, higher general insurance costs.

INTEREST EXPENSE/NON-CASH INTEREST EXPENSE

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

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING METHOD

    As a result of the above, income before the cumulative effect of a change in accounting method for fiscal 2000 was $141,732 compared to $2,705,002 for the same prior year period.

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

NET INCOME

    As a result of the above, there was a net loss for fiscal 2000 of $578,171 compared to an income of $2,705,002 in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

    As of February 28, 2001, the Company's current assets exceeded current liabilities by $11,632,912 compared to $8,126,398 in the year earlier date. The use of cash during the year was consistent with the Company's strategic plan for growth. With a continuation of a strategic focus on growth, the short-term impact on the Company's earnings and cash flow has been to defer profitability and positive cash flows. The Company believes, however, that the acquisition of six mature centers in November 2000 and the continuing ramp-up of the newly established centers represent progress toward increasing the volume of plasma collected. While the increased costs related to FDA and regulatory compliance have had a significant impact on profitability during the current year, demand for plasma and plasma based products continues to be strong.

    The Company believes that industry wide, plasma pricing and plasma products demand will continue to strengthen if the shortage of plasma and the expansion of the uses and demand for plasma based products continues. The Company continues to believe that demand for plasma and plasma products will continue to accelerate through the current calendar year. The Company plans to continue to focus on growth in the volume of plasma collected in order to capitalize on expected market conditions and to expand its distribution operations into the diagnostics industry. The recent collaboration agreement with Quest Diagnostics is a reflection of the Company's commitment to the higher profit margin reactive and rare antibody plasma products used in diagnostic applications. The sale of substantially all of the operating assets of Consolidated Technologies on February 29, 2000 was a strategic decision in order to reduce long-term debt and restructure the Company along more strategic business lines.

    Net cash used in operating activities during fiscal 2001 was $5,753,258 compared to $812,477 during the same prior year period. This was due primarily to an increase in inventory levels associated with the specialty plasma program and a decrease in accounts payable.

    Cash flows provided by investing activities for fiscal 2001 was $1,343,800 compared to $9,116,433 used in the comparable prior year period. The cash provided was primarily the result of the sale of CTI.

    Cash flow from financing activities was $6,221,261 for the current year period compared to $7,861,514 used in the comparable prior period. The prior year amount was primarily the result of the repayment of debt with proceeds from the sale of CTI.

    The Company had net operating loss carry-forwards of approximately $2.3 million as of February 28, 2001, which will expire in various amounts through the year 2019.

    In conjunction with the sale of Consolidated Technologies on February 29, 2000, the Company used $4.5 million to reduce the subordinated debt and $6.0 million to repay the term portion of the senior debt. The balance of the proceeds were used for working capital and to reduce the amount of the revolving credit facility.

    In April 2001, the Company executed a $20 million Senior Secured Revolving Line with Sanwa Bank of California and Brown Brothers Harriman & Co. This new senior line of credit replaced the $15 million line of credit with Brown Brothers Harriman which was in place as of February 28, 2001. Although increased costs of collecting plasma and increased difficulty in attracting new donors to both the startup and mature plasma collection centers have proved troublesome, the Company believes that the new credit facility will be sufficient to bridge temporary cash flow shortfalls which may occur from time to time. While the Company believes that the long-term prognosis is for improving plasma prices which will ultimately exceed the increased cost of collecting plasma, there can be no guarantee that internally generated cash flow and the Company's existing $20 million credit facility will be sufficient to meet the Company's working capital requirements for fiscal 2002. As of February 28, 2001, the Company had a balance due under its revolving credit facility of $16 million. Any significant expansion or acquisition beyond those currently budgeted will need to be funded by a combination of internally generated cash flows, short-term bridge financing, or by some other means. As of the date of this filing, the Company is in full compliance with all debt its covenants.

INFLATION

    Management believes that inflation generally causes an increase in sales prices with an offsetting unfavorable effect on the cost of products sold and other operating expenses. Accordingly, with the possible exception of the impact on interest rates, management believes that inflation will have no significant effect on the Company's results of operations or financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's revolving credit facility has variable interest rates which fluctuate with established market rates. The Company does not believe that such fluctuations will have a material adverse affect on the Company's operations.

ITEM 8.  FINANCIAL STATEMENTS.

    The information called for by this Item 8 is hereby incorporated by reference from the Company's Financial Statements and Auditors' Report beginning at page F-1 of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

    The present term of office of each director will expire at the next annual meeting of stockholders. Executive officers of the Company are elected annually at the first meeting of the Company's Board of Directors held after the annual meeting of stockholders. Each executive officer will hold office until his or her successor is duly elected and qualified or until his or her death or resignation or until he or she shall have been removed in the manner provided in the Company's Bylaws. The name and age of each executive officer and director, and the period during which each director has served on the Board of Directors of the Company, are as follows:

Name	Age	Position	Director Since
Barry D. Plost	55	Chairman of the Board, President and Chief Executive Officer	1996
Jerry L. Burdick	61	Executive Vice President, Chief Financial Officer, Secretary and a Director	1995
Samuel Anderson	64	Director	1996
Ezzat Jallad	38	Director	1996
Dr. Nelson Teng	54	Director	1997
Robert J. Cresci	57	Director	1998
Dr. Bernard Kasten	54	Director	2001

    Barry D. Plost began serving as Chairman, President and Chief Executive Officer of the Company on February 6, 1996. Prior to joining the Company, he was a Management Consultant with the management consulting firm of David Barrett, Inc. for the period January 1995 until February 6, 1996. Mr. Plost was President and Chief Executive Officer of Country Wide Transport Services, Inc., a trucking company, from February 1991 through June 1994, and President and Chief Operating Officer of Freymiller Trucking, Inc., a trucking company, from November 1979 through August 1991. Mr. Plost also serves on the board of Chilly Up, Inc.

    Jerry L. Burdick has served as Executive Vice President, Secretary and a Director since December 1, 1995 and served as Chief Financial Officer from December 1, 1995 through September 8, 1999, as Acting Chief Financial Officer from November 30, 1999 through December 31, 1999 and was reappointed Chief Financial Officer effective January 1, 2000. From August 1993 through March 1995, Mr. Burdick was a consultant to the Company and served as acting Controller and Chief Financial Officer. Mr. Burdick is a Certified Public Accountant in the State of California and has held senior financial positions with various companies including International Rectifier Corporation and Getty Oil Company.

    Samuel Anderson was elected a Director effective April 16, 1996. Since April of 1996, Mr. Anderson has also been a consultant to the Company in the areas of finding and evaluating potential acquisitions, helping the Company in developing a strategic plan for increasing the volume of hyperimmune plasma collected including targeting the particular type of hyperimmune the company should target, and advising the Chief Executive Officer of the Company on industry trends and potential changes in regulations and the ramifications thereof. Mr. Anderson's role is strictly advisory. Since March 1991, Mr. Anderson has served as a consultant to various companies in the plasma business and specifically in pharmaceutical products, fractionation and hyperimmune plasma. From March 1990 to March 1991, Mr. Anderson served as president of Trancel, Inc., a start-up bio-tech development company in the area of insulin dependent diabetes and prior to that served as Chairman and Chief Executive Officer of Alpha Therapeutic Corporation, a manufacturer of pharmaceutical products and also the largest plasma collection company and fractionator in the world, until he retired in February 1990. Mr. Anderson also serves on the boards of Hycor Biomedical, Inc. and Cypress Bioscience, Inc.

    Ezzat Jallad was elected a Director effective October 28, 1996. For the last five years, Mr. Jallad has been an investor and financial consultant. Previously, he was Executive Vice President of FCIM Corporation, a financial consulting firm, from April 1988 to May 1995. Mr. Jallad also serves on the board of Chilly Up, Inc.

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

    Robert J. Cresci was elected a Director effective April 15, 1998. Mr. Cresci has been a Managing Director of Pecks Management Partners Ltd., an investment management firm, since September 1990. Mr. Cresci currently serves on the boards of Sepracor, Inc., Aviva Petroleum Ltd., Film Roman, Inc., Castle Dental Centers, Inc., j2 Global Communications, Inc., Candlewood Hotel Co., Inc., E-Stamp Corporation and several private companies. Pursuant to the Securities Purchase Agreement signed by the Company in February 1998, and related to the subordinated debentures, Pecks Management Partners Ltd received the right to nominate one member to the Company's Board of Directors. Mr. Cresci has served as the Pecks Management Partners Ltd nominee since April 15, 1998.

    Dr. Bernard Kasten was elected a Director effective March 30, 2001. Dr. Kasten is Vice President of Business Development for Medicine and Science for Quest Diagnostics, Inc., a position he has held since 1996. Dr. Kasten also serves on the Scientific Advisory Board of Structural Bio Informatics Inc., a company which specializes in genomic based protein modeling and therapeutic drug design. Pursuant to the collaboration agreement with Quest Diagnostics signed on January 24, 2001, Quest Diagnostics received the right to nominate one member to the Company's Board of Directors. Dr. Kasten is currently serving as Quest Diagnostics' nominee.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than ten percent shareholders are required by Securities and Exchange Commission regulation to furnish the Company the copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the fiscal year ended February 28, 2001, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent shareholders have been satisfied.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary of Executive Compensation

    The following table sets forth the cash compensation and other consideration paid by the Company to its Chief Executive Officer and all other executive officers whose cash compensation exceeded $100,000 (the "Named Executive Officers").

	Annual Compensation(1)
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(2)	Securities Underlying Options (#)		All Other Compensation ($)
Barry D. Plost	2001	$251,923	—	200,000	(3)	$—
President and Chief Executive Officer	2000	$250,000	$61,947	—		—
	1999	$225,000	—	—		—
Jerry L. Burdick	2001	$141,346	—	100,000	(4)	$9,000	(7)
Executive Vice President and	2000	$140,000	$34,690	25,000	(5)	$9,000	(7)
Chief Financial Officer	1999	$140,000	—	32,000	(6)	$9,000	(7)

(1)
The annual compensation reported does not include the value of certain perquisites which in the aggregate did not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus for the named executive.

(2)
The Company established a discretionary Management Bonus Pool for executive management during fiscal 2000. Under such pool $140,000 was paid in fiscal 2000.

(3)
The Company granted Mr. Plost an option with seven year cliff vesting to purchase 200,000 shares of Common Stock on January 10, 2001 at an exercise price of $3.25 per share. Such option expires three years from the vesting date.

(4)
The Company granted Mr. Burdick an option with seven year cliff vesting to purchase 100,000 shares of Common Stock on January 10, 2001 at an exercise price of $3.25 per share. Such option expires three years from the vesting date.

(5)
The Company granted Mr. Burdick a fully vested option to purchase 25,000 shares of Common Stock on March 24, 1999 at an exercise price of $5.25 per share. Such option expires five years from the date of grant.

(6)
The Company granted Mr. Burdick a fully vested option to purchase 32,000 shares of Common Stock on December 28, 1998 at an exercise price of $4.25 per share. Such option expires five years from the date of grant.

(7)
Automobile allowance.

Option Grants During Fiscal 2001

    The following table sets forth information regarding options to purchase Common Stock granted during fiscal 2001 to each of the Named Executive Officers. The Company does not have any outstanding stock appreciation rights.

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year (%)
			Exercise or Base Price per Share ($/SH)
Name				Expiration Date
					5%	10%
Barry D. Plost	200,000	34%	$3.25	1-12-11	$227,500	$455,000
Jerry L. Burdick	100,000	17%	$3.25	1-12-11	$113,750	$227,500

(1)
The potential realizable values are based on an assumption that the stock price of the Common Stock will appreciate at the annual rate shown (compounded annually) from the date of grant until the end of the option term. These values do not take into account amounts required to be paid as income taxes under the Internal Revenue Code and any applicable state laws or option provisions providing for termination of an option following termination of employment, non-transferability or vesting. These amounts are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect an estimate of future stock price growth of the shares of the Common Stock.

Option Exercises in Fiscal 2001 and Fiscal Year End Option Values

    The following table contains information regarding the Named Executive Officers' unexercised options as of February 28, 2001. None of the Named Executive Officers exercised any options during fiscal 2001.

Name	Number of Shares Underlying Unexercised Options as of February 28, 2001(#) Exercisable/Unexercisable	Value of Unexercised in-the-Money Options as of February 28, 2001($)(1) Exercisable/Unexercisable
Barry D. Plost	2,233,658/200,000	$4,921,050/$350,000
Jerry L. Burdick	124,110/100,000	$279,191/$175,000

(1)
Based on the closing sale price of the Common Stock on February 28, 2001 of $5.00, as reported by the American Stock Exchange, less the option exercise price.

Employment Agreements

    The Company is party to employment agreements with Mr. Plost, the Company's President and Chief Executive Officer, and Mr. Burdick, the Company's Executive Vice President and Chief Financial Officer.

    Under Mr. Plost's employment agreement, as amended, Mr. Plost is entitled, effective February 1, 2001, to base annual compensation of $300,000 plus an auto allowance of $750 per month. The term of Mr. Plost's employment under this agreement expires on February 5, 2002. In addition, under a February 2001 amendment to Mr. Plost's employment agreement, the Company agreed to grant Mr. Plost an option to purchase 200,000 shares of the Company's Common Stock at an exercise price of $3.25 per share, subject to cliff vesting at the end of seven years. Such vesting may accelerate based on the performance of the Company. Such option will accelerate upon a change of control of the Company.

    Mr. Burdick's employment agreement, as amended, provides that, effective February 1, 2001, Mr. Burdick is entitled to an annual salary of $175,000 and an automobile allowance of $750 per month. The term of Mr. Burdick's employment under this agreement expires on February 6, 2003. In addition, under a February 2001 amendment to Mr. Burdick's employment agreement, the Company agreed to grant Mr. Burdick an option to purchase 100,000 shares of the Company's Common Stock at an exercise price of $3.25 per share, subject to cliff vesting at the end of seven years. Such vesting may accelerate based upon certain criteria including the performance of the Company. Such option will accelerate upon a change of control of the Company. Mr. Burdick's agreement contains a provision whereby he will be entitled to receive all compensation he is otherwise entitled to under the agreement if his position is eliminated after a change of control.

    Discretionary compensation awards for executive officers, including stock options are made solely by the Board of Directors.

Compensation of Directors

    Samuel Anderson, an outside director, has a consulting agreement with the Company which runs through March 31, 2002 at $70,000 per year. In addition, Mr. Anderson was granted compensatory options as follows: 5 year options to purchase 15,000 shares @ $4.25 in December 1998.

    Dr. Nelson Teng, an outside director, was granted compensatory options as follows: 5 year options to purchase 15,000 shares at $4.25 per share in December 1998.

    Ezzat Jallad, an outside director, was granted compensatory options as follows: 5 year options to purchase 15,000 shares at $4.25 per share in December 1998.

    Robert Cresci, an outside director, was granted compensatory options as follows: 5 year options to purchase 15,000 shares at $4.25 per share in December 1998.

Compensation Committee Interlocks and Insider Participation

    The Company's Compensation Committee consists of two directors, Messrs. Jallad and Anderson. No member of the Compensation Committee is either an officer or employee of the Company.

ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITYHOLDERS

    The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock at April 30, 2001 of each present director, all Named Executive Officers, all executive officers and directors as a group and each beneficial owner of more than 5% of the Company's Common Stock. Beneficial ownership includes both voting and investment power with respect to the shares shown.

Individual / Group	% of Class	Common Shares	Presently Exercisable Options(1)
Barry D. Plost	21.1%	263,239	2,271,158
Jerry L. Burdick	1.9%	42,001	146,610
Dr. Nelson Teng	4.8%	315,000	160,000
Samuel Anderson	4.4%	173,867	270,000
Ezzat Jallad,	0.6%	25,000	30,000
Robert Cresci	0.2%	—	15,000
Dr. Bernard Kasten	—	—	—
All officers and directors	29.9%	819,107	2,992,768
Other beneficial owners:
Pecks Management Partners, Ltd One Rockefeller Plaza New York, New York 10020	27.3%	—	3,648,599

(1)
Represents the number of shares of Common Stock which may be acquired upon the exercise of stock options and warrants which are presently exercisable or will become exercisable within 60 days of April 30, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    In September 1998, the Company entered into an agreement with Mr. William Cone who was a director at the time, approved by the Board of Directors, which provided for a bridge loan of $1,250,000. Interest was payable monthly at eleven and one-half percent per annum. In December 1998, the bridge loan was repaid in full and the Company issued 193,750 five-year warrants to purchase shares at $4.50 in accordance with the terms of such bridge loan.

    In January 1998, the Company entered into agreements with related parties, approved by the Board of Directors, which provided for bridge loans totaling $599,000. The related parties consisted of: Sam Anderson, a director who loaned the Company $133,000; Dr. Nelson Teng, a director who loaned the Company $130,000; Chang Ming Teng, father of Dr. Nelson Teng, who loaned the Company $50,000; Ezzat Jallad, a director who loaned the Company $50,000; Stranco Investments Ltd, an investment fund managed by Ezzat Jallad, a director, which loaned the Company $200,000; and Peggy Burdick, wife of Jerry Burdick, an executive officer and director, who loaned the Company $36,000. Interest was payable monthly at ten percent per annum. In connection with the 1998 bridge loans, the Company granted the holders warrants to purchase 599,000 shares of Common Stock at an exercise price of $3.50, which approximated the fair market value of the shares on the date of grant. In February 1998, these warrants were exchanged for 299,500 shares of Common Stock. Except for $80,000 to Nelson Teng and $43,000 to Samuel Anderson, the loans were repaid in May 1998.

    At various times during the year ended February 28, 1998, the Company entered into agreements with Mr. Barry Plost, the Company's president, which provided for loans totaling $1,325,000, of which $472,500 were still outstanding as of February 28, 2001. These loans were due upon demand, and were secured by all the assets of the Company. The loans accrued interest at ten and twelve percent per annum. In connection with these loans, the Company granted options to Mr. Plost to purchase 742,500 and 116,000 shares of restricted Common Stock at $2.00 and $3.00 per share, which was at the then fair market value, respectively. In addition, in conjunction with the January 1998 bridge loan, Mr. Plost made a bridge loan to the Company totaling $200,000. Terms of the bridge loan agreement were exactly the same as the terms other bridge loans made by related parties in January 1998 (see above). In

February 1998 the warrants received in connection with the bridge loan were exchanged for 100,000 shares of Common Stock. During 1998, the Company repaid $1.250 million of such loans. In December 1998 in conjunction with a senior debt facility with Brown Brothers & Harriman and State Street Bank, Mr. Plost signed a subordination agreement relating to $472,500, whereby Mr. Plost agreed to forego payment until all senior debt had been paid in full. As of February 28, 2001, $472,500 was outstanding. In November 2000 Mr. Plost made a bridge loan to the Company totaling $150,000 and received 37,500 warrants to purchase Common Stock at $3.125 which was the market value on such date. As of February 28, 2001 such amount was still outstanding.

    In November 2000 Mr. Anderson and Mr. Burdick made bridge loans of $100,000 and $90,000 respectively and received 25,000 and 22,500 warrants to purchase Common Stock at $3.125 which was the market value on such date. These amounts were still outstanding as of February 28, 2001.

    On February 16, 2001, Mr. Anderson and Mr. Teng made bridge loans of $200,000 each to the Company and each director received 80,000 warrants to purchase Common Stock at $3.75 which was the market value on such date. These amounts were still outstanding as of February 28, 2001.

    In December 2000, in connection with the private placement of Common Stock, the Company issued shares of Common Stock to Samuel Anderson, a director of the Company, and Jerry Burdick, a director and executive officer of the Company.

    In February 2001, in connection with the private placement of notes and warrants, the Company issued notes and warrants to Stranco Investments Ltd, an affiliate of Ezzat Jallad, a director of the Company. See Part II, item 5 "Recent Sales of Unregistered Securities".

PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)
(1)  The following financial statements are being filed as part of this report:

  SeraCare, Inc. and Subsidiaries

    Report of Independent Certified Public Accountants—

    BDO Seidman, LLP

    Consolidated Statements of Income

      For the fiscal year ended February 28, 2001

      For the fiscal year ended February 29, 2000

      For the fiscal year ended February 28, 1999

    Consolidated Balance Sheets

      As of February 28, 2001

      As of February 29, 2000

    Consolidated Statements of Stockholders Equity

      For the fiscal year ended February 28, 2001

      For the fiscal year ended February 29, 2000

      For the fiscal year ended February 28, 1999

    Consolidated Statements of Cash Flows

      For the fiscal year ended February 28, 2001

      For the fiscal year ended February 29, 2000

      For the fiscal year ended February 28, 1999

    Summary of Accounting Policies

    Notes to Consolidated Financial Statements

(a)
(2)  None
(a)
(3)  The exhibits listed in the accompanying index to the exhibits are filed as part of this annual report

(b)
Reports on Form 8-K

    On January 25, 2001, the Company filed a Current Report on Form 8K with respect to establishing a plasma donor collaboration with Quest Diagnostics, Inc.

    On April 12, 2001, the Company filed a Current Report on Form 8K with respect to the secured revolving line of credit with Sanwa Bank of California and Brown Brothers Harriman & Co.

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
White Blood Cells	Several types of specialized cells found in whole blood that are a critical part of the defense of the body against disease and infections.

EXHIBIT INDEX

Exhibit No.	Document Description
3.1	Restated Certificate of Incorporation filed on February 6, 1996 (incorporated by reference to Exhibit 2.1 of the Form 10 SB filed on November 21, 1996).
3.2	Certificate of Designation of Series A Preferred Stock of SeraCare, Inc., filed on July 10, 1996 (incorporated by reference to Exhibit 3.1 of the Form 10 SB filed on November 21, 1996).
3.3	Certificate of Designation of Series B Convertible Preferred Stock of SeraCare, Inc., filed on December 18, 1997 (incorporated by reference to Exhibit 3.2 of the Form S-3 filed on June 29, 1998).
3.4	Certificate of Designation of Series C Convertible Preferred Stock of SRK, filed on March 9, 1999 (incorporated by reference to Exhibit 3.2 of the Form S-3 filed on March 18, 1999).
3.5	By-laws of American Blood Institute, Inc. (now known as SeraCare, Inc.) dated June 10, 1992 (incorporated by reference to Exhibit 2.2 of the Form 10 SB filed on November 21, 1996).
10.1	Promissory Note between SeraCare, Inc. ("Maker") and Barry D. Plost ("Holder") in the amount of $200,000.00, dated January 12, 1998 (filed herewith).
10.2	Secured Promissory Note between SeraCare, Inc. ("Maker") and Barry D. Plost ("Holder") in the amount of $150,000.00, dated October 15, 1997 (filed herewith).
10.3	Secured Promissory Note between SeraCare, Inc. ("Maker") and Barry D. Plost ("Holder") in the amount of $150,000.00, dated October 6, 1997 (filed herewith).
10.4	Promissory Note between SeraCare, Inc. ("Maker") and David Barrett Inc. ("Holder") in the amount of $150,000, dated November 10, 2000 (filed herewith).
10.5	Promissory Note between SeraCare, Inc. ("Maker") and Jerry L. Burdick ("Holder") in the amount of $90,000, dated November 10, 2000 (filed herewith).
10.6	Promissory Note between SeraCare, Inc. ("Maker") and Dr. Nelson Teng ("Holder") in the amount of $200,000, dated February 16, 2001 (filed herewith).
10.7	Promissory Note between SeraCare, Inc. ("Maker") and the Samuel A. and Mary Ann Anderson Trust ("Holder") in the amount of $200,000, dated February 16, 2001 (filed herewith).
10.8	Promissory Note between SeraCare, Inc. ("Maker") and the Samuel A. and Mary Ann Anderson Trust ("Holder") in the amount of $100,000, dated November 10, 2000 (filed herewith).
10.9	Purchase and Sale Agreement by and among Sybron Laboratory Products Corporation, SeraCare Technology, Inc. and SeraCare, Inc., dated February 29, 2000 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on March 14, 2000).
10.10	Supply Agreement with Haemonetics Corporation, dated March 16, 2000 (filed herewith).
10.11	Equipment and Supplies Agreement by and between Haemonetics Corporation and SeraCare, Inc., dated December 9, 1998 (filed herewith).
10.12	Warrant to Purchase Common Stock, issued by SeraCare, Inc. in favor of Quest Diagnostics Incorporated (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on January 25, 2001).

10.13	Registration Rights Agreement for Quest Diagnostics Incorporated (incorporated by reference to Exhibit 99.2 of the Form 8-K filed on January 25, 2001).
10.14	Employment Agreement between American Blood Institute, Inc., Avre, Inc., Binary Associates, Inc. and Jerry L. Burdick, dated November 14, 1995 (incorporated by reference to Exhibit 6.2 of the Form 10 SB filed on November 21, 1996).*
10.14.1	Amendment to Employment Agreement between American Blood Institute, Inc., Avre, Inc., Binary Associates, Inc. and Jerry L. Burdick, dated January 12, 2001 (filed herewith).*
10.15	Employment Agreement between American Blood Institute, Inc. aka SeraCare, Inc. and Barry Plost, dated February 5, 1996 (incorporated by reference to Exhibit 6.1 of the Form 10 SB filed on November 21, 1996).*
10.15.1	Amendment to Employment Agreement between American Blood Institute, Inc. aka SeraCare, Inc. and Barry Plost, dated January 12, 2001 (filed herewith).*
10.16	Consulting Agreement between Mr. Sam Anderson and SeraCare, Inc., executed July 2, 1996 (incorporated by reference to Exhibit 6.5 of the Form 10 SB filed on November 21, 1996).
10.16.1	Amendment to Consulting Agreement between Mr. Sam Anderson and SeraCare, Inc. effective April 16, 1998 (filed herewith).
10.17	Credit Agreement dated April 10, 2001 among SeraCare, Inc., Sanwa Bank California as Administrative Agent, Sanwa Bank California as Issuing Bank, Sanwa Bank California as collateral Agent and the other Lenders referenced therein (the "Credit Agreement") (incorporated by reference to Exhibit 99.1 of the Form 8-K, filed on April 12, 2001).
10.18	Security Agreement dated April 10, 2001 by and between SeraCare, Inc., and Sanwa Bank California, as Collateral Agent for the Administrative Agent, the Issuing Bank and the Lenders under the Credit Agreement (incorporated by reference to Exhibit 99.2 of the Form 8-K, filed on April 12, 2001).
10.19	Subsidiary Security Agreement dated April 10, 2001 by and among AVRE, Inc., Binary Associates, Inc., American Plasma, Inc., BHM LABS, Inc., SeraCare Acquisitions, Inc., SeraCare Technology, Inc., SeraCare Life Sciences, Inc., the Western States Group, Inc. and Sanwa Bank California, as Collateral Agent for the Administrative Agent, the Issuing Bank and the Lenders under the Credit Agreement (incorporated by reference to Exhibit 99.3 of the Form 8-K, filed on April 12, 2001).
10.20	Continuing Guaranty dated April 10, 2001 by and among AVRE, Inc., Binary Associates, Inc., American Plasma, Inc., BHM LABS, Inc., SeraCare Acquisitions, Inc., SeraCare Technology, Inc., SeraCare Life Sciences, Inc., the Western States Group, Inc. and Sanwa Bank California, as Collateral Agent for the Administrative Agent, the Issuing Bank and the Lenders under the Credit Agreement (incorporated by reference to Exhibit 99.4 of the Form 8-K, filed on April 12, 2001).
10.21	Securities Purchase Agreement among SeraCare, Inc., each subsidiary of SeraCare that becomes as Subsidiary Guarantor and each of the investors named on the signature pages thereto, dated February 13, 1998 ($16,000,000 12% Senior Subordinated Debentures due 2005) (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on February 27, 1998).
10.21.1	Waiver and First Amendment to Securities Purchase Agreement effective December 21, 1998 by and among SeraCare, Inc., each of the subsidiaries of SeraCare named on the signature pages thereto, and each of the investors named on the signature pages thereto (filed herewith).

10.21.2	Waiver and Second Amendment to Securities Purchase Agreement dated April 10, 2001 among SeraCare, Inc., each of the subsidiaries of the SeraCare, Inc. named on the signature pages thereto and each of the investors named on the signature pages thereto (incorporated by reference to Exhibit 99.5 of the Form 8-K, filed on April 12, 2001).
10.22	Subsidiary Guaranty Agreement made by Avre, Incorporated, Binary Associates, Incorporated, SeraCare Acquisitions, Inc., BHM Labs, Inc., SeraCare Technology, Inc. and Western States Group, Inc. in favor of the Guaranteed Parties thereto, dated February 13, 1998 (incorporated by reference to Exhibit 4.6 of the Form 8-K filed on February 27, 1998).
10.23	Form of 12% Senior Subordinated Debenture due 2005 for Exhibit 10.21 (incorporated by reference to Exhibit 4.2 of the Form 8-K filed on February 27, 1998).
10.24	Form of Warrant Agreement to Purchase Common Stock for Exhibit 10.21 (incorporated by reference to Exhibit 4.3 of the Form 8-K filed on February 27, 1998).
10.25	Registration Rights Agreement among SeraCare and the Investors listed on the signature page thereto, dated February 13, 1998 (incorporated by reference to Exhibit 4.5 of the Form 8-K filed on February 27, 1998).
10.26	Securityholders Agreement among SeraCare, Inc. and the Investors and Shareholders listed on the signature page thereto, dated February 13, 1998 (incorporated by reference to Exhibit 4.4 of the Form 8-K filed on February 27, 1998).
10.27	1998 Stock Option Plan (incorporated by reference to Exhibit I of the Definitive Proxy Statement on Schedule 14A filed on September 3, 1998).*
10.28	Plasma Supply Agreement dated October 23, 1997 by and between SeraCare, Inc. and Instituto Grifols, S.A. (filed herewith). (1)
10.28.1	Amendment Nr. 1 to Plasma Supply Agreement by and between SeraCare, Inc. and Instituto Grifols, S.A., dated December 3, 1998 (filed herewith). (1)
10.28.2	Amendment Nr. 2 to Plasma Supply Agreement by and between SeraCare, Inc. and Instituto Grifols, S.A., dated November 19, 1999 (filed herewith). (1)
10.28.3	Letter from SeraCare, Inc. to Grifols International, S.A. dated November 6, 2000 (filed herewith). (1)
10.28.4	Letter from Grupo Grifols, S.A. to SeraCare, Inc. dated November 7, 2000 (filed herewith). (1)
21	List of Subsidiaries (filed herewith).
23	Consent of Independent Certified Public Accountants (filed herewith).
24	Power of Attorney (included in signature page of this Report).

(1)
Confidential treatment has been requested for a portion of this Exhibit.

*
Management contract or compensatory plan or arrangement.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERACARE, INC. (Registrant)
Date: May 29, 2001	By:	/s/ BARRY D. PLOST Barry D. Plost, President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ JERRY L. BURDICK Jerry L. Burdick, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes and appoints Barry D. Plost and Jerry L. Burdick, or either of them, as attorneys-in-fact and agents to execute and file with the applicable regulatory authorities any amendment to this report on his behalf individually and in each capacity stated below.

Signatures	Title	Date
/s/ BARRY D. PLOST Barry D. Plost	Chairman of the Board, Chief Executive Officer and Director	May 29, 2001
/s/ JERRY L. BURDICK Jerry L. Burdick	Executive Vice President, Chief Financial Officer and Director	May 29, 2001
/s/ SAMUEL ANDERSON Samuel Anderson	Director	May 29, 2001
/s/ ROBERT J. CRESCI Robert J. Cresci	Director	May 29, 2001
/s/ EZZAT JALLAD Ezzat Jallad	Director	May 29, 2001
/s/ DR. NELSON TENG Dr. Nelson Teng	Director	May 29, 2001
/s/ DR. BERNARD KASTEN Dr. Bernard Kasten	Director	May 29, 2001

SeraCare, Inc. and Subsidiaries

F–1

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
SeraCare, Inc.

We have audited the accompanying consolidated balance sheets of SeraCare, Inc. and subsidiaries as of February 28, 2001 and February 29, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SeraCare, Inc. and subsidiaries as of February 28, 2001 and February 29, 2000 and the results of their operations and their cash flows for each of the years in the three year period then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the Summary of Accounting Policies, in fiscal 2000 the Company changed its method of accounting for the costs of start-up activities.

                      BDO Seidman, LLP

Los Angeles, California
May 18, 2001

F–2

SeraCare, Inc. and Subsidiaries

Consolidated Statements of Operations

(In whole $ except share data)

	Year Ended February 28, 2001	Year Ended February 29, 2000	Year Ended February 28, 1999
Revenues
Net sales (Notes 13 and 14)	$69,451,998	$62,040,052	$49,010,389
Income from joint venture	—	730,951	687,818

Total revenue	69,451,998	62,771,003	49,698,207
Cost of sales	57,019,555	50,828,932	39,128,393

Gross profit	12,432,443	11,942,071	10,569,814
General and administrative expenses	6,252,747	6,869,602	4,180,160

Operating income	6,179,696	5,072,469	6,389,654
Interest expense (including noncash interest of $1,127,316 $2,296,805 and $1,387,157)	(4,314,356)	(5,163,204)	(4,294,302)
Other income, net (Note 15)	395,854	320,065	626,664

Income before income taxes and cumulative effect of change in accounting method	2,261,194	229,330	2,722,016
Income taxes (Note 11)	264,190	87,598	17,014

Income before cumulative effect of change in accounting method	1,997,004	141,732	2,705,002
Cumulative effect of change in accounting method, net	—	(719,903)	—

Net income (loss)	1,997,004	(578,171)	2,705,002
Preferred shareholder dividends	225,000	225,000	37,500

Net income (loss) available to common shareholders	$1,772,004	$(803,171)	$2,667,502

Earnings (loss) per common share (Note 16)
Basic
Income before cumulative effect of change in accounting method	$0.20	$(0.01)	$0.37
Cumulative effect of change in accounting method, net	0.00	(0.09)	0.00

Cashless exchange of warrants (nonemployee)	$0.20	$(0.10)	$0.37

Diluted
Income before cumulative effect of change in accounting method	$0.15	$(0.01)	$0.24
Cumulative effect of change in accounting method, net	0.00	(0.09)	0.00

Net Income (loss)	$0.15	$(0.10)	$0.24

Weighted average shares outstanding (Note 16)
Basic	8,863,344	8,101,336	7,365,212

Diluted	12,018,901	8,101,336	11,103,186

See accompanying summary of accounting policies and notes to consolidated financial statements.

F–3

SeraCare, Inc. and Subsidiaries

Consolidated Balance Sheets

(In whole $)

	As of February 28, 2001	As of February 29, 2000
Assets
Current Assets
Cash and cash equivalents	$3,097,471	$1,285,668
Cash held in escrow (Note 15)	1,675,000	5,406,515
Accounts receivable, less allowance for doubtful accounts of $106,041 in 2001 (Note 13)	13,112,473	11,963,823
Inventory	22,627,144	17,283,525
Prepaid expenses and other current assets	669,849	634,668

Total Current Assets	41,181,937	36,574,199

Property and equipment — net (Note 2)	7,173,472	6,856,167
FDA licenses, less accumulated amortization of $591,775 and $372,015	9,336,315	8,110,229
Donor base and records, less accumulated amortization of $678,706 and $414,496	5,231,651	4,684,367
Reorganization value in excess of amounts allocated to identifiable assets, less accumulated amortization of $194,339 and $155,771	577,114	615,682
Goodwill, less accumulated amortization of $1,087,228 and $716,662	6,255,922	6,626,489
Deferred bond offering cost, less accumulated amortization of $2,791,088 and $1,807,235 (Note 6)	3,935,414	4,919,268
Other assets	1,584,588	1,192,514

Total Assets	$75,276,413	$69,578,915

Liabilities and Stockholders' Equity
Line of credit (Note 3)	$16,005,000	$13,184,000
Accounts payable and accrued expenses	7,589,507	10,494,088
Accrued payroll and related expenses	707,594	484,281
Accrued expenses	2,228,081	3,487,405
Deferred income	239,187	278,429
Bridge loans from related parties (Note 4)	740,000	—
Notes payable (Note 5)	1,904,385	288,447
Current portion of long-term debt (Note 6)	135,271	231,151

Total Current Liabilities	29,549,025	28,447,801

Long-term Debt (Notes 4, 5 and 6)	12,952,107	13,087,563
Redeemable preferred stock
Series A redeemable preferred stock, $.001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Series C convertible preferred stock, $.001 par value, 22,500 shares authorized and outstanding.
Liquidation value $100 per share, 10% cumulative dividend	2,115,000	2,115,000
Commitments and contingencies (Notes 12 and 15)
Stockholders' equity
Series B convertible preferred stock, $.001 par value, 15,000 shares authorized and outstanding.
Liquidation value $100 per share	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 9,741,016 and 8,519,418 issued and outstanding	9,741	8,519
Additional paid-in capital	27,067,842	24,109,338
Retained earnings	3,582,698	1,810,694

Total stockholders' equity	30,660,281	25,928,551

Total Liabilities and Stockholders' Equity	$75,276,413	$69,578,915

See accompanying summary of accounting policies and notes to consolidated financial statements.

F–4

SeraCare, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In whole $ except for share data)

	Preferred Stock Series B
			Common Stock
					Additional Paid-in Capital	Retained Earnings (Deficit)
	Shares	Amount	Shares	Amount			Total
Balance, March 1, 1998	15,000	$15	7,210,585	$7,210	$20,293,232	$(53,637)	$20,246,820
Common stock issued for (Note 7)
Acquisition of plasma center	—	—	50,000	50	149,177	—	149,227
Exercise of Series A warrants	—	—	325,000	325	487,175	—	487,500
Finders' fees on private placement	—	—	25,000	25	(25)	—	—
Prior private placement, adjustment of shares	—	—	33,833	34	(34)	—	—
Warrants issued	—	—	—	—	45,097	—	45,097
Subsequent costs relating to private placement	—	—	—	—	(106,995)	—	(106,995)
Net income for the year	—	—	—	—	—	2,705,002	2,705,002

Balance, February 28, 1999	15,000	15	7,644,418	7,644	20,867,627	2,651,365	23,526,651
Conversion of preferred stock to common stock	(15,000)	(15)	375,000	375	(360)	—	—
Issuance of stock to acquire plasma centers	—	—	500,000	500	2,358,875	—	2,359,375
Warrants and options issued during the year	—	—	—	—	883,196	—	883,196
Dividend to preferred shareholders	—	—	—	—	—	(262,500)	(262,500)
Net loss for the year	—	—	—	—	—	(578,171)	(578,171)

Balance, February 29, 2000	—	—	8,519,418	8,519	24,109,338	1,810,694	25,928,551
Common stock issued for (Note 7):
Acqusition of six plasma centers	—	—	75,000	75	243,675	—	243,750
Private placement	—	—	868,001	868	2,107,370	—	2,108,238
Finders' fees on private placement	—	—	13,300	13	(13)	—	—
Exercise of warrants and options	—	—	202,297	203	392,218	—	392,421
Cashless exchange of warrants (nonemployee)	—	—	63,000	63	(63)	—	—
Warrants issued in conjunction with bridge loans	—	—	—	—	205,091	—	205,091
Fair value attributable to unvested warrants issued in connection with joint venture agreement (Note 20)	—	—	—	—	10,226	—	10,226
Dividend to preferred shareholders	—	—	—	—	—	(225,000)	(225,000)
Net income for the year	—	—	—	—	—	1,997,004	1,997,004

Balance, February 28, 2001	—	—	9,741,016	$9,741	$27,067,842	$3,582,698	$30,660,281

See accompanying summary of accounting policies and notes to consolidated financial statements.

F–5

SeraCare, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In whole $)

Increase (decrease) in cash and cash equivalents	February 28, 2001	February 29, 2000	February 28, 1999
Cash flows from operating activities
Net income (loss)	$1,997,004	$(578,171)	$2,705,002
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Cumulative effect of change in accounting method	—	719,903	—
Depreciation and amortization	2,027,250	2,203,657	1,823,730
Allowance for doubtful accounts	106,041	—	—
Income from joint venture	—	(730,951)	(687,818)
Gain on sale of assets	—	(269,212)	(539,769)
Non-cash interest expense	1,127,316	2,296,805	1,387,157
Non-cash general and administrative expense	21,420	21,420	3,215
(Increase) decrease from changes in:
Accounts receivable	(1,254,691)	(382,549)	(8,808,192)
Inventory	(5,343,619)	(11,275,292)	(2,535,950)
Prepaid expenses and other current assets	(35,180)	(87,845)	(224,820)
Other assets	(418,956)	(1,182,432)	(557,697)
Accounts payable	(2,904,589)	7,852,176	(104,904)
Accrued payroll and related expenses	223,313	141,883	136,001
Accrued expenses	(1,259,325)	577,055	953,103
Deferred income	(39,242)	(118,924)	(733,825)

Net cash used in operating activities	(5,753,258)	(812,477)	(7,184,767)

Cash flows from investing activities
Proceeds from sale of CTI assets, net of $5,406, 515 held in escrow	—	11,438,772	—
Funds released from escrow	3,731,515	—	—
Cashless exchange of warrants (nonemployee)	(1,373,863)	(1,542,268)	(1,219,402)
Cash paid to purchase six plasma collection centers	(200,000)	—	—
Cash paid to purchase subsidiaries, net of cash acquired	—	—	(9,062,667)
Distributions from unconsolidated subsidiary	—	620,800	675,000
Additions to FDA licenses	(507,672)	(788,226)	(1,175,772)
Additions to donor base and records	(306,180)	(550,460)	(947,720)
Additions to other intangible assets	—	(62,185)	(1,022,226)

Net cash used in investing activities	1,343,800	9,116,433	(12,752,787)

Cash flows from financing activities
Borrowings under line of credit	2,821,000	5,844,000	8,840,000
Repayments of borrowings under line of credit	—	(1,500,000)	—
Proceeds from notes payable	999,979	—	2,000,000
Repayments of notes payable	(384,041)	—	(3,008,500)
Proceeds from long-term debt, net of issuance costs	—	—	7,000,000
Repayments of long-term debt	(231,336)	(11,759,907)	(346,750)
Proceeds from bridge loans from related parties	740,000	—	1,250,000
Repayments of bridge loans from related parties	—	(123,000)	(2,776,000)
Payments on redemption of preferred stock	—	(60,107)	(170,998)
Dividends to preferred shareholders	(225,000)	(262,500)	—
Proceeds from issuance of preferred and common shares	2,500,659	—	2,495,504

Net cash provided by financing activities	6,221,261	(7,861,514)	15,283,256

Net increase (decrease) in cash and cash equivalents	1,811,803	442,442	(4,654,298)
Cash and cash equivalents, beginning of period	1,285,668	843,226	5,497,524

Cash and cash equivalents, end of period	$3,097,471	$1,285,668	$843,226

See accompanying summary of accounting policies and notes to consolidated financial statements.

F–6

SeraCare, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

    Supplemental disclosure of cash flow information:

(a)
Cash paid for:

Interest	$3,590,577	$2,474,890	$2,517,113
State income taxes	99,954	174,078	17,014
(b)
Non-cash investing and financing activities:

    During the year ended February 28, 2001, the Company issued 75,000 shares of common stock with a fair market value of $243,750, $200,000 in cash, and a $1.0 million note payable to acquire six plasma centers.

    During the year ended February 28, 2001, the Company issued 1,748,605 unvested warrants to consummated a joint venture collaboration agreement. The fair value of the unvested warrants attributable to the year ended February 28, 2001 of $10,226 is recorded as additional paid in capital.

    During the year ended February 28, 2001, the Company issued 644,992 warrants in conjunction with bridge loans from related parties and notes payable. The fair value of these warrants was $205,091 and is recorded as deferred financing costs.

    During the fiscal year ended February 29, 2000, the Company issued 500,000 shares of common stock with a fair value of $2,359,375 to acquire six turnkey start-up plasma center locations.

    In August, 1999, all 15,000 shares of Series B Convertible Preferred Stock, $.001 par value, were converted into 375,000 shares of common stock.

    During the fiscal year ended February 29, 2000, the Company issued warrants to purchase 127,646 shares of common stock to the holders of the senior subordinated debentures in accordance with a provision under the Securities Purchase Agreement, which allowed the Company to defer two quarterly interest payments. The fair value of these warrants of $377,102 was capitalized as additional deferred bond offering cost.

    In February, 2000, the Company issued warrants to purchase 100,000 shares of common stock to the holders of the senior subordinated debentures in exchange for renegotiating covenants in the Securities Purchase Agreement. The fair value of these of warrants of $230,000 was capitalized as additional deferred bond offering cost.

    During fiscal 1999, the Company entered into agreements for the sale of four real estate properties for a combined selling price of $975,000. In conjunction with such sales, the acquiring company assumed a mortgage of $173,109 and the Company retained a note receivable of $608,169.

    On October 31, 1998, the Company acquired a plasma collection center from Amex Plasma Management, Inc. in exchange for 50,000 shares of common stock and 50,000 warrants which were valued at $149,227 for purposes of accounting for the transaction.

    See accompanying summary of accounting policies and notes to consolidated financial statements.

F–7

SeraCare, Inc and Subsidiaries

Summary of Accounting Policies

Organization

    SeraCare, Inc. (the "Company"), a Delaware corporation, was formed on November 8, 1991. The business of the Company is currently carried out through its wholly-owned subsidiaries AVRE, Incorporated, a Nevada corporation, BHM Labs, Inc., an Arkansas corporation, Binary Associates, Inc., a Colorado corporation, SeraCare Acquisitions, Inc., a Nevada corporation, Western States, Inc., a California corporation, SeraCare Technology, Inc. ("STI"), a Nevada corporation and American Plasma, Inc., a Texas corporation. STI owned the assets known as CTI which were sold on February 29, 2000 (see Note 15).

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

Investment in Joint Venture

    The Company had a 50% interest in a joint venture, which it accounted for using the equity method of accounting. This joint venture recorded sales of $6.2 million and $5.8 million and net income of $1.5 million and $1.4 million for the years ended February 29, 2000 and February 28, 1999, respectively. The interest in the joint venture was included in the sale of the CTI assets on February 29, 2000.

Income Taxes

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax

F–8

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

Donor Base and Records

    Donor base and records arise from business combinations or from the costs incurred in establishing a donor base and the required records of a new center. These costs consist of incremental costs directly related to the processing of new donors. The value assigned to donor base and records is established by the Company based upon the costs incurred, not to exceed the estimated fair market value. The Company evaluates and assesses the overall recoverability of donor base and records by determining if the unamortized balance can be recovered through undiscounted future operating cash flows. Donor base and records are being amortized using the straight-line method over an estimated useful life of twenty years.

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

F–9

recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the center.

Deferred Financing Costs

    Included in other assets as of February 28, 2001 and February 29, 2000, are deferred financing costs of $187,678 and $113,626, respectively. These costs relate to the fair value of options and warrants issued together with bridge loans and notes payable. These costs are amortized over the anticipated life of the respective financial instruments.

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

F–10

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

New Accounting Pronouncements

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

    To the extent that the Company establishes new start-up centers, the inability to defer start-up costs will result in a decrease in its results of operations. The adoption of SOP 98-5 may also have a negative impact on the Company's strategic plan for expansion because of the inability to match the costs of establishing a new center with the revenue derived from such center even when all production from the center has been contractually committed. The Company is currently evaluating alternative strategies for achieving its growth objectives.

    In October 2000, the Company adopted Financial Accounting Standards Board SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires changes in the derivative's fair value to be recognized in

F–11

earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have a material impact on the consolidated financial statements.

    In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company was required to be in conformity with the provisions of SAB 101, as amended by SAB 101B, no later than October 1, 2000.

    The Company believes the adoption of SAB 101, as amended by SAB 101B, has not had a material effect on the financial position, results of operations or cash flows of the Company for the year ended February 28, 2001.

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, the Interpretation of APB Opinion No. 25" (FIN44). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25, "Accounting for Stock Issued to Employees." The effective date of the Interpretation was July 1, 2000. The provisions of the Interpretation apply prospectively, but they will also cover certain events occurring after December 14, 1998 and after January 12, 2000. The adoption of FIN 44 did not have a material adverse affect on the current and historical consolidated financial statements.

F–12

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

    The Company is organized along business lines. Organizationally, the Company now consists of two business segments, the Therapeutic Products Segment and the Diagnostic Products Segment. The Therapeutic Product Segment consists primarily of the plasma collection operations and certain of the distribution operations, which focus on the international markets for therapeutic products. The Diagnostic Products Segment consists primarily of that portion of the distribution operation which focuses on the worldwide markets for diagnostic products and that portion of the plasma collection operations which identifies and collects rare antibody and reactive units.

Acquisitions

    In October, 2000, the Company acquired six plasma centers located in Dallas, Texas, Everett, Washington, Seattle (2), Washington, Topeka, Kansas and Yakima, Washington from Alpha Therapeutic Corporation for $1,443,750. The purchase price was comprised of $200,000 of cash, $1.0 million of notes payable and 75,000 shares of common stock valued at the then market value of $3.25 per share.

    In October 1998, the Company acquired the operating assets of a plasma center in Baton Rouge, Louisiana from Amex Plasma Management, Inc. for 50,000 shares of common stock and a five-year warrant to purchase 50,000 shares of common stock at $6.00 per share. This transaction was valued at $149,227, the fair value of the shares and warrants at that date.

    In July, 1998, the Company acquired all of the capital stock of American Plasma, Inc. ("American") located in Houston, Texas. American operated eleven plasmapheresis centers located in: Houston, Texas (4), South Houston, Texas; Beaumont, Texas; Longview, Texas; Casa Grande, Arizona; Phoenix, Arizona; Mesa, Arizona; and Amarillo, Texas. The total purchase price was $9,611,102 in cash.

    In November 1999, the Company acquired six turnkey start-up plasma center locations from Amex Plasma Management, Inc. for a total of 500,000 shares of common stock. These transactions were valued at $2,359,375, based upon the fair value of the shares on the dates issued.

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

F–13

    The unaudited proforma results of operations, assuming the acquisition of American occurred as of the beginning of the respective period for revenue, net income and income per share, is as follows:

Year ended February 28, 1999
Revenue	$53,717,000
Net income	2,762,000
Income per share
Basic	.37
Diluted	.25

    The operations of the six centers acquired during the year ended February 28, 2001 were not material to the consolidated financial statements.

2. Property and Equipment

    Property and equipment consist of the following:

	February 28, 2001	February 29, 2000
Furniture and equipment	$2,922,427	$2,313,435
Leasehold improvements	7,014,629	6,215,074

	9,937,056	8,528,509
Less: accumulated depreciation and amortization	2,763,584	1,672,342

Property and equipment, net	$7,173,472	$6,856,167

    Depreciation and amortization expense on property and equipment was $1,058,489, $908,453 and $538,247 for the years ending February 28, 2001, February 29, 2000 and February 28, 1999, respectively.

3. Line of Credit

    On February 28, 2001 the Company had a $15 million line of credit. Draws under the revolving line of credit were limited to the sum of (a) 75% of qualifying accounts receivable plus 50% of inventory value. At February 28, 2001, $16,005,000 had been drawn under this line of credit on a pre-approved overline advance. Interest accrued at a per annum rate equal to the Wall Street Journal Prime Rate (8.5% at February 28, 2001) plus .75% through July 15, 1999 and .25% thereafter and is payable quarterly. The Company could also elect at its option to have interest calculated based upon LIBOR plus 2.75%. The facility was secured by all the assets of the Company. The note agreement contained various covenants relating to: maintaining minimum tangible capital base, current ratio and coverage ratio; senior indebtedness to EBITDA; and restrictions on additional indebtedness, asset sales, investments, mergers or other changes of control, divestitures, acquisitions, dividends and distributions. The agreement called for restrictions on cash of $150,000. Subsequent to year-end, the Company obtained a new revolving line of credit (see Note 18).

    During the year ended February 28, 2001, the Company issued 150,000 warrants to the lender for allowing the Company to draw a greater amount than the $15.0 million limit on borrowings. The fair

F–14

value of these warrants was capitalized as deferred financing costs and $1,062 was amortized to expense during fiscal 2001.

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

    At various times during the year ended February 28, 1998, the Company entered into agreements with the Company's president, which provided for loans totaling $1,325,000. At February 28, 2001, $472,500 of these loans remains outstanding. These loans are due upon demand, accrue interest at ten percent and are secured by all the assets of the Company. The outstanding balance is subject to a subordination agreement whereby such amount cannot be repaid until the senior lenders have been paid in full. Accordingly, this obligation has been classified in long-term debt on the balance sheet.

    During November 2000, the Company entered into agreements with related parties, which provided for loans totaling $340,000. These loans are due on demand, accrue interest at ten percent and are secured by all the assets of the Company. In connection with these loans, the Company granted warrants to purchase 85,000 shares of restricted common stock at an exercise price of $3.125. The fair value of warrants issued of $6,118 was capitalized as deferred financing costs and was amortized over the term of the loans.

    In February 2001, the Company entered into agreements with related parties, which provided for loans totaling $549,979. These loans are due May 14, 2001 and accrue interest at 12 percent. In connection with these loans, the Company granted warrants to purchase 219,992 shares of restricted common stock at an exercise price of $3.75. The fair value of warrants issued of $56,547 was capitalized as deferred financing costs and was amortized over the term of the loans.

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

    At various times during the year ended February 28, 1998, the Company entered into agreements, which provided for loans totaling $1,138,447. These loans are due upon demand and are secured by all

F–15

the assets of the Company. The loans accrue interest at twelve percent per annum. At February 29, 2000, $288,447 of these loans was outstanding. The remaining balance was repaid in August, 2000.

    In conjunction with the acquisition of six plasma centers in October 2000, the Company was obligated under six notes payable, totaling $1.0 million. Principal and interest at 11 percent is due in monthly installments totaling $32,739 through September 15, 2001, at which time the unpaid principal is due. At February 28, 2001 $904,406 was outstanding under these loans.

    In February 2001, the Company entered into agreements with various parties, which provided for loans totaling $999,979. These loans are due March 30, 2001 and accrue interest at 12 percent. In connection with these loans, the Company granted warrants to purchase 399,992 shares of restricted common stock at an exercise price of $3.75. The fair value of warrants issued of $141,364 was capitalized as deferred financing costs and is being amortized over the term of the loans. The loan agreement includes certain penalties if the loan is not repaid on time. These loans were repaid subsequent to year-end, prior to the due date.

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

    During the fiscal year ended February 29, 2000, the Company issued warrants to purchase 127,646 shares of common stock to the holders of the senior subordinated debentures in accordance with a provision under the Securities Purchase Agreement, which allowed the Company to defer two quarterly interest payments. The fair value of these warrants of $377,102 was capitalized as additional deferred bond offering cost.

    On February 29, 2000, $4,500,000 of the proceeds from the sale of the CTI assets was used to reduce the principal amount of the subordinated debentures. At February 28, 2001 and February 29, 2000, $12,474,400 of principal remained outstanding.

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

    The Securities Purchase Agreement contains certain affirmative and negative covenants, including maintenance of certain minimum funded debt and fixed charge coverage ratios and restrictions on incurring certain indebtedness and liens, making dividend payments on common stock, making certain loans and advances or investments in other persons, selling a substantial amount of assets, entering into

F–16

certain mergers or business combinations or using securities which are senior to or pari passu with these debentures.

Term Loan

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

Debt Acquired in Purchase of American Plasma, Inc.

    American Plasma, Inc. entered into two notes payable in 1996 to purchase the assets of four plasma centers. The notes are secured by all the assets of one of the four plasma centers and certain other assets of the other centers. The first note is due in 24 quarterly payments of $40,152, representing principal and interest at 12% per annum. At February 28, 2001, $51,408 was outstanding on this note payable. The second note payable is due in biweekly installments of $2,974, representing principal and interest imputed at 12% per annum, through May, 2002. At February 28, 2001, $82,537 was outstanding on this note payable.

Kier Corporation

    On September 2, 1996, the Company assumed a $45,000 note payable to The Kier Corporation, a lessor, in conjunction with an acquisition of the rights to the Clearfield, Utah plasma collection center. The note payable accrues interest at 10.5% and is payable in monthly installments of $967. These monthly installments have been added to the base rental payments and are paid monthly over a five-year period. The first monthly installment of interest and principal commenced on October 20, 1996 and the final installment is due on September 20, 2001. If the lease is terminated or the Company defaults on the lease, the remainder of the loan is due in full immediately. At February 28, 2001, the outstanding balance on the note payable was $6,533.

Future minimum payments to be made, as of February 29, 2000:

Year Ending February 28,	Amount
2002	$135,271
2003	5,208
2004	4,158,133
2005	4,158,133
2006	4,158,133
Thereafter	472,500

13,087,378
Less current portion	135,271

$12,952,107

F–17

7. Stockholders' Equity

Common Stock

    During the year ended February 28, 2001, the Company received $2,108,238, net of $61,764 of offering costs from the issuance of 868,001 shares of common stock (including 35,835 shares of common stock to related parties) at $2.50 per share under a private placement. The Company issued 13,300 shares of common stock as a finders fee, the value of which was netted as additional offering costs.

    In connection with the acquisition of six plasma centers in November 2000, the Company issued 75,000 shares of restricted common stock valued at the then market value of $3.25 per share (see Note 1).

    During the year ended February 28, 2001, 202,297 shares of common stock were issued upon exercise by the holders of options to purchase common stock at exercise prices between $1.50 and $2.00 per share.

    During the year ended February 28, 2001, 295,312 options at $2.50 per share and 98,437 at $3.00 per share were exchanged for 63,000 shares of common stock in a cashless exchange.

    During the year ended February 29, 2000, the Company acquired six turnkey start-up plasma center locations under various agreements in exchange for 500,000 shares of common stock, valued at $2,359,375.

    In connection with the acquisition of a plasma center in October 1998, the Company issued 50,000 shares of restricted common stock in a transaction valued at $149,227 (see Note 1).

    In August and September, 1998, the holders of Series A warrants exercised their warrants to purchase 325,000 shares of common stock at $1.50 per share.

    In November 1998, the Company issued an additional 33,833 shares of common stock in conjunction with the terms of a prior private placement

    During the year ended February 28, 1999 the Company issued 25,000 shares of common stock as a finders fee for a prior private placement.

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

Other Warrants

    During the year ended February 28, 2001, as part of the refinancing agreement related to its line of credit, the Company issued warrants to purchase 150,000 shares of common stock at $3.00 per share.

    During the year ended February 29, 2000, the Company elected to capitalize two quarterly interest payments related to the subordinated debentures. In accordance with the terms of the subordinated

F–18

debentures agreement, the Company issued warrants to the debenture holders to purchase 127,646 shares of common stock at an exercise price of $.01 per share (Note 6).

    At February 29, 2000, the Company was in default of certain covenants under the senior subordinated debentures agreement. The Company granted warrants to purchase 100,000 shares of common stock at $.01 per share to the lender in exchange for renegotiation of these covenants. The fair value of these warrants of $230,000 was recorded as additional deferred offering costs and is being amortized over the term of the debt.

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

    In connection with the acquisition of a plasma collection center in Baton Rouge, LA, the Company issued five-year warrants to purchase 50,000 shares of common stock at $6.00 per share to Amex Plasma Management, Inc. in October 1998.

    In connection with the acquisition of a plasma collection center in Baton Rouge, LA, the Company issued 50,000 five year warrants to purchase SeraCare, Inc. shares at $6.00 to AMEX Plasma Management, Inc. in October 1998.

8. Redeemable Preferred Stock

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

    In December, 1998, the Company issued 22,500 shares of the Company's Series C Convertible Preferred Stock, par value $.001 per share, plus warrants to purchase 281,500 shares of common stock at $4.50 per share, for $2,250,000 in a private placement, less issuance costs of $135,000. Such preferred stock is convertible into 500,000 shares of common stock and has a $100 per share liquidation preference. The Series C Convertible Preferred Stock has no voting rights prior to conversion and accrues interest at the rate of 10% of the liquidation value (payable quarterly in arrears). In connection with this private placement, the Company issued 25,000 shares of common stock as additional issuance costs. The Series C stock may be redeemed in the occurrence of a liquidity event.

9. Stock Options

    In 1998 the Company adopted the 1998 Employee Nonqualified Stock Option Plan.

F–19

    The Company has entered into various employment and consulting agreements with officers and directors of the Company. As part of the agreements the officers and directors were granted stock options as follows:

  The Company's president and Chief Executive Officer was granted the following options, which are exercisable for a period of five years from the vesting date, unless noted otherwise.

    (1)  In March 1999, the Board granted options to the Company's President to purchase 839,011 shares at $4.25 per share as additional consideration for making bridge loans of $1.3 million to the Company and allowing $472,500 of loans due him to continue to be subordinate to the subordinated debentures. These options vested immediately. The fair value of options issued of $276,095 was capitalized as deferred financing costs and is being amortized over the term of the loans.

    (2)  In January 2001, the Company granted options under the 1998 and 1997 Employee Nonqualified Stock Option Plans to the President to purchase 200,000 shares of common stock at an exercise price of $3.25. Half of these options may vest based upon the closing price of the Company's stock. The remaining half may vest within three years if certain performance criteria are met. All options will vest, regardless, in seven years. Upon termination of employment, any unvested options will also terminate.

  In December 1998, the Board granted options to the Vice President of Finance to purchase 32,000 shares of common stock at an exercise price of $4.25 per share, which was at the then fair market value. These options vested immediately and are exercisable for five years.

  In March 1999, the Board granted options to the Vice President of Finance to purchase 25,000 shares of common stock at an exercise price of $5.25 per share, which was at the then fair market value. These options vested immediately and are exercisable for five years.

  In January 2001, the Company granted options under the 1998 Employee Nonqualified Stock Option Plan to the Vice President of Finance to purchase 100,000 shares of common stock at an exercise price of $3.25. Half of these options vest equally over a four-year period. The remaining half may vest within three years if certain performance criteria are met. If the criteria are not met, this half will vest in seven years. Upon termination of employment, any unvested options will also terminate.

  In December 1998, various directors were granted options to purchase 60,000 shares of common stock of the Company at an exercise price of $4.25 per share, which was at the then fair market value. These options were fully vested at the granting date and are exercisable for a period of five years.

  In connection with a collaboration agreement entered into in January 2001, the Company issued a ten-year warrant to purchase 1,748,605 shares of common stock at an exercise price of $4.01. This warrant vests equally over four years. If the collaboration agreement is terminated, any unvested portion of the warrant will also terminate (Note 20).

  In conjunction with various loans made to the Company during the year ended February 28, 2001, the Company granted options to purchase 85,000 shares of common stock at $3.125 per share and 559,992 shares of common stock at $3.75 per share. These options were fully vested at the grant date and are exercisable for a period of five years.

F–20

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

  In January 2001, the Company granted options under the 1998 Employee Nonqualified Stock Option Plan to two employees to purchase 200,000 shares of common stock at an exercise price of $3.25 per share. Half of these options vest equally over a four-year period. The remaining half may vest within three years if certain performance criteria are met. If the criteria are not met, this half will vest in seven years. Upon termination of employment, any unvested options will also terminate.

  During the year ended February 28, 1999, the Company granted options to three employees to purchase 30,000 shares of common stock at an exercise price of $4.25 per share. These options vest over three years and are exercisable for a period of three years.

  During the year ended February 28, 2001, the Company granted options under the 1998 Employee Nonqualified Stock Option Plan to four employees to purchase 55,002 shares of common stock at an exercise price of $3.25 per share. These options vest over three years and are exercisable for a period of three years.

  During the year ended February 28, 2001, the Company granted options to two employees to purchase 20,000 shares of common stock at an exercise price of $2.31 per share. Of these options, 10,000 are fully vested while the remaining 10,000 vest over three years. These options are exercisable for a period of three years.

  During the year ended February 28, 2001, the Company granted options to an employees to purchase 10,000 shares of common stock at an exercise price of $3.25 per share. These options vest over five years and are exercisable for a period of three years

F–21

    The following table summarizes all option/warrant activity for the three years ended February 28, 2001:

	Number of Common Stock Options/Warrants
	1998 Stock Option Plan	Other Stock Plans	Weighted Average Price
Outstanding as of March 1, 1998	—	5,179,663	$1.40
Granted	—	1,288,855	$4.99
Exercised	—	(325,000)	$(2.75)

Outstanding as of February 28, 1999	—	6,143,518	$2.08
Granted	—	1,091,657	$3.39

Outstanding as of February 29, 2000	—	7,235,175	$2.28
Granted	455,002	2,673,597	$3.74
Exercised	—	(596,046)	$(2.39)
Expired/Cancelled	—	(70,000)	$(2.64)

Outstanding as of February 28, 2001	455,002	9,242,726	$2.74

Exercisable as of February 28, 2001	—	7,377,452	$2.40

    FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option, using the Black Scholes method, at the weighted-average assumption used for grants in fiscal 2001, 2000 and 1999 dividend yield of zero percent; expected volatility of 16 percent, 14 percent and 13 percent; risk free interest rate of 4.5, 5.24 and 5.24; and expected life of between 3 and 7 years.

    The weighted average fair value of options granted during the years ended February 28, 2001, February 29, 2000 and February 28, 1999 was $.95, $.84 and $.13, respectively.

    Under the accounting provisions of FASB Statement 123, the Company's net income and income (loss) per share would have been reduced to the pro forma amounts indicated below for the years ended:

	February 28, 2001	February 29, 2000	February 28, 1999
Net income (loss)
As reported	$1,997,004	$(578,171)	$2,705,002
Pro forma	$1,980,696	$(612,297)	$2,677,632
Basic income (loss) per share
As reported	$.20	$(.10)	$.37
Pro forma	$.20	$(.10)	$.36
Diluted income (loss) per share
As reported	$.15	$(.10)	$.24
Pro forma	$.15	$(.10)	$.24

F–22

    The following table summarizes information about stock options and warrants outstanding at February 28, 2001:

Outstanding				Exercisable
		Weighted Average		Weighted Average
Range of Exercise Prices	Shares	Life (Months)	Exercise Price	Shares	Exercise Price
$0.01	2,353,123	Unlimited	$0.01	2,353,123	$0.01
$1.00-$1.50	478,257	14	1.14	478,257	1.14
$2.00	817,500	16	2.00	817,500	2.00
$2.25-$4.00	2,192,282	48	3.34	1,620,611	3.38
$4.01-$4.50	3,393,299	88	4.18	1,644,694	4.36
$6.00-$6.31	463,267	26	6.22	463,267	6.22

	9,697,728		$2.74	7,377,452	$2.40

10. Leases

    The Company is currently leasing its corporate office under a noncancelable lease agreement, which expires in May 2002. The Company is also obligated under various other lease agreements for other locations (primarily donor centers) through six of its wholly-owned subsidiaries. Two donor center locations are leased on a month-to-month basis. The remaining leases expire at various dates through November 2010. All of the leases have renewal options.

    Future minimum rental obligations under the aforementioned lease agreements are as follows:

Fiscal year ended	Amount
2002	$2,218,044
2003	1,919,625
2004	1,252,352
2005	665,862
2006	283,792
Thereafter	1,023,842

$7,363,517

    Rent expense amounted to $2,148,299, $1,736,845 and $1,534,419 for the years ended February 28, 2001, February 29, 2000 and February 28, 1999, respectively.

F–23

11. Income Taxes

    The provision for income taxes consists of the following:

	2001	2000	1999
Current tax provisions
U. S. Federal	$64,009	$—	$—
State	200,181	87,598	17,014

Total current provision	264,190	87,598	17,014
Deferred tax provision
U. S. Federal and state	—	(44,600)	—

Provision for income taxes	264,190	42,998	17,014
Tax benefit from cumulative change in accounting method	—	(44,600)	—

Provision for income taxes, before cumulative change in accounting method	$264,190	$87,598	$17,014

    At February 28, 2001, the Company has federal tax net operating carryforwards of $2,383,000 expiring on various dates through 2019.

    The provision based on income before taxes differs from the amount obtained by applying the statutory federal income tax rate to income before taxes as follows:

	2001	2000	1999
Computed provision for taxes based on income at a statutory rate of 34%	34.0%	(34.0%)	34.0%
Permanent differences	.9	—	—
State taxes	8.8	18.7	.6
Valuation allowance	(32.0)	34.0	(34.0)

Effective tax rate	11.7%	18.7%	.6%

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

F–24

purposes. Significant components of the Company's deferred tax assets (liabilities) as of February 28, 2001 and February 29, 2000 are as follows:

	2001	2000
Current deferred tax assets (liabilities)
Allowance for doubtful accounts	$198,000	$—
Inventory reserve	155,000	666,000
Accrued benefits	36,000	54,000
State taxes	9,000	11,000
Other	15,000	15,000

Total current deferred tax assets	413,000	746,000

Noncurrent deferred tax assets (liabilities)
Net operating loss carryforwards	830,000	1,211,000
AMT credit carryforwards	64,000	—
Depreciation and amortization	(1,307,000)	(1,220,000)

Net noncurrent deferred tax assets (liabilities)	(413,000)	(9,000)

Net deferred tax assets	—	737,000
Valuation allowance	—	(737,000)

Net deferred tax assets (liabilities)	$—	$—

    Based upon historical earnings, in 2000 management was unable to determine that it was more likely than not that the deferred tax assets would be realized, therefore a 100% valuation allowance was established.

12. Commitments

    The Company has entered into various employment and consulting agreements with current and previous officers and directors of the Company. The following describes certain terms and obligations provided by the agreements entered into by the Company with such officers and directors:

  The Company is obligated to the president under an agreement through February 5, 2002. The Company is obligated to the executive vice president under an agreement through February 6, 2003. The current aggregate annual salaries under these agreements are $475,000.

  The Company has a consulting agreement with an outside director dated April 1996. In January 1998, such agreement was extended through April 15, 2001. In August 2000, the consideration was increased to $70,000 per year.

  In connection with the acquisition of Western States Group, Inc., the Company is obligated under the terms of two five-year employment agreements dated February 13, 1998. One of these agreements was subsequently amended to terminate on June 30, 2001. The second agreement was superseded by a new three year agreement through February 28, 2003. During fiscal 2002 $203,332 is payable under these agreements and $145,000 thereafter.

  The Company is obligated to the President of the plasma operations under terms of a three year agreement dated March 1, 2001. The current annual amount due under this agreement is $185,000.

F–25

13. Concentration of Credit Risk, Significant Customers and Sales Commitments

    During the years ended February 28, 2001 and February 29, 2000, the Company sold its primary product, plasma, on credit mainly to fractionators in the health care industry. The plasma is processed into various immune enhancing and other pharmaceutical products which are then sold for therapeutic applications.

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

    For the years ended February 28, 2001, February 29, 2000 and February 28, 1999, approximately 47%, 42% and 32%, respectively, of the net sales were to Grupo Grifols, S.A., which is located in Spain, and about 13%, 11% and 20%, respectively, were to Alpha Therapeutics. In Fiscal 2001, Aventis Bio-Services represented 10% of net sales. No other customer represented ten percent or more of net revenue. Accounts receivable due from Grupo Grifols, S.A. represented approximately 52% of accounts receivable as of February 28, 2001 and 49% of accounts receivable as of February 29, 2000.

    Information regarding our geographical concentration is as follows:

	Fiscal Years Ended
	2001	2000
Net Sales
United States	$30,374,268	$28,415,723
Europe (primarily Spain)	30,897,015	28,043,132
Other	8,180,715	5,581,197

	$69,451,998	$62,040,052

14. Related Party Transactions

    The Company has had various transactions with related parties. These transactions are described in Notes 4, 7, 9, and 12. The Company had sales of $629,547 to a related party in 1999. There were no other related party transactions during the fiscal years ended February 28, 2001 and February 29, 2000.

F–26

15. Other Income

    On February 29, 2000, pursuant to the terms of an Asset Purchase Agreement, the Company sold substantially all of CTI's operating assets in an all cash transaction for $17,406,515. In conjunction with this transaction, $5,406,515 was placed in escrow, of which $3,731,515 was converted to cash in March 2000. The remaining balance of $1,675,000 was converted to cash in March 2001. This sale resulted in a gain of $269,212, which is included in other income. During the years ended February 29, 2000 and February 28, 1999, revenues for CTI were $6,943,730 and $6,331,768 respectively.

    Other income at February 28, 1999, includes approximately $534,000 of gain realized from the sale of three properties acquired as part of the American Plasma Management, Inc. acquisition. The underlying mortgage on one of the properties was assumed by the buyer. Through an unrelated leasing transaction, the Company is currently leasing these properties back under 5 and 10-year leases.

16. Earnings (loss) per Share

    The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per share computation. The net income (loss) available to common stockholders has been adjusted for dividends on preferred stock.

	Fiscal Years Ended
	2001	2000	1999
Basic earnings (loss) per share
Net income before cumulative effect of change in accounting method	$1,997,004	$141,732	$2,705,002
Dividends on preferred stock	225,000	225,000	37,500

Net income available to common stockholders before cumulative effect of change in accounting method	1,772,004	(83,268)	2,667,500
Cumulative effect of change in accounting method	0	(719,903)	0

Net income (loss) available to common stockholders (numerator)	$1,772,004	$(803,171)	$2,667,500

Weighted average common shares outstanding (denominator)	8,863,344	8,101,336	7,365,212

Basic earnings (loss) per share	$0.20	$(0.10)	$0.37

Diluted earnings (loss) per share
Net income (loss) available to common stockholders (numerator)	$1,772,004	$(803,171)	$2,667,500

Weighted average common shares outstanding	8,863,344	8,101,336	7,365,212
Weighted average warrants/options outstanding	4,996,167	6,533,870	5,485,604
Weighted average other dilutive securities	0	674,658	425,000
Stock acquired with proceeds	(1,840,610)	(2,993,267)	(2,172,630)

Weighted average common shares and assumed conversion outstanding (denominator)	12,018,901	12,316,597	11,103,186

Diluted earnings (loss) per share	$0.15	$(0.10)	$0.24

    Diluted earnings per share for the year ended February 28, 2001 has been calculated excluding the effect of other dilutive securities as their inclusion would be antidilutive. Diluted earnings (loss) per

F–27

share for the year ended February 29, 2000 has been calculated excluding the effect of potentially dilutive securities as their inclusion would be antidilutive.

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

    The Therapeutic segment includes plasma collection and those other activities involving the collection and/or sale of plasma to manufacturers whose objective is the production of injectable plasma products such as albumin, antihemophilic factors 8 and 9, and Rh Immune globulin. The Diagnostic segment includes the manufacture and/or sale of non-injectable plasma products such as proficiency tests, controls, calibrators, re-agents and specialty test kits. The Diagnostic segment also includes the production and/or sale of monoclonal antibodies.

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

    The Company's segment information as of and for the years ended February 28, 2001, February 29, 2000 and February 28, 1999 is as follows:

	Therapeutic Segment	Diagnostic Segment	Total Segments	Corporate and Other	Consolidated Total
Net Sales—Third Party
Fy 1999	$36,596,599	$12,413,790	$49,010,389	$—	$49,010,389
Fy 2000	46,897,523	15,142,529	62,040,052	—	62,040,052
Fy 2001	58,975,858	10,476,140	69,451,998	—	69,451,998
Income from Joint Venture
Fy 1999	—	687,818	687,818	—	687,818
Fy 2000	—	730,951	730,951	—	730,951
Fy 2001	—	—	—	—	—
Net Sales—Inter-Segment
Fy 1999	2,871,653	895,189	3,766,842	—	—
Fy 2000	3,230,690	51,840	3,282,530	—	—
Fy 2001	10,197,570	—	10,197,570	—	—

F–28

Gross Profit
Fy 1999	3,944,378	6,625,436	10,569,814	—	10,569,814
Fy 2000	7,145,894	4,796,177	11,942,071	—	11,942,071
Fy 2001	6,987,921	5,444,522	12,432,443	—	12,432,443
Operating Income
Fy 1999	2,823,535	5,007,803	7,831,338	(1,441,684)	6,389,654
Fy 2000	5,911,320	1,379,372	7,290,692	(2,218,223)	5,072,469
Fy 2001	3,305,219	4,490,171	7,795,390	(1,615,694)	6,179,696
Interest Expense—net
Fy 1999	157,946	—	157,946	4,136,356	4,294,302
Fy 2000	31,323	—	31,323	5,131,881	5,163,204
Fy 2001	14,058	—	14,058	4,300,298	4,314,356
Other income
Fy 1999	10,408	7,718	18,126	608,538	626,664
Fy 2000	609	9,112	9,721	310,344	320,065
Fy 2001	238,390	4,310	242,700	153,154	395,854
Taxes on Income
Fy 1999	17,014	—	17,014	—	17,014
Fy 2000	87,598	—	87,598	—	87,598
Fy 2001	264,190	—	264,190	—	264,190
Cumulative Effect of Change in Accounting Method
Fy 1999	—	—	—	—	—
Fy 2000	(505,585)	(214,318)	(719,903)	—	(719,903)
Fy 2001	—	—	—	—	—
Net Income
Fy 1999	2,675,997	5,015,521	7,691,518	(4,986,516)	2,705,002
Fy 2000	5,287,423	1,174,166	6,461,589	(7,039,760)	(578,171)
Fy 2001	3,265,361	4,494,481	7,759,842	(5,762,838)	1,997,004
Identifiable Assets
Fy 1999	36,962,338	17,769,324	54,731,662	9,844,600	64,576,262
Fy 2000	46,943,953	13,668,422	60,612,375	8,966,540	69,578,915
Fy 2001	53,553,578	14,259,289	67,812,867	7,463,546	75,276,413
Depreciation and Amortization
Fy 1999	844,591	577,097	1,421,688	402,042	1,823,730
Fy 2000	1,356,113	609,058	1,965,171	238,486	2,203,657
Fy 2001	1,648,139	234,908	1,883,047	244,203	2,127,250
Capital Expenditures
Fy 1999	1,349,818	1,342,777	2,692,595	295,520	2,988,115
Fy 2000	3,296,688	609,103	3,905,791	—	3,905,791
Fy 2001	1,227,488	146,382	1,373,870	—	1,373,870

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

F–29

certain notes receivable, deferred bond discount and other assets not specifically allocable to either segment.

18. Subsequent Events

    In April 2001, the Company obtained a new credit facility for $20 million with Sanwa Bank of California and Brown Brothers Harriman & Co. Draws under the line of credit are limited to (a) 85% of qualifying accounts receivable plus (b) the lesser of 45% of qualifying inventory or $10,000,000. Interest accrues at LIBOR plus 2 1/2 percent or the bank's Reference Rate plus 1/2 percent, depending upon which option is chosen at each date an amount is drawn under the line of credit. The line of credit matures on January 31, 2003 and is secured by all the assets of the Company. The line of credit agreement contains various covenants relating to: maintaining minimum tangible net worth, leverage ratio, net profit and fixed charge coverage ratio and restrictions on additional indebtedness, mergers, acquisitions, and dividends. The holders of the subordinated debentures have agreed to be subordinate to the new credit facility.

    In March 2001, the Company issued warrants to purchase a total of 1,320,382 shares of common stock at $.01 to the holders of the senior subordinated debentures in compliance with the anti-dilution provisions of the Securities Purchase Agreement. The fair value of these warrants of $3,581,769 will be recorded as additional deferred bond costs and will be amortized over the term of the debt.

F–30

19. Summarized Quarterly Financial Data (Unaudited)

    Summarized quarterly data was as follows.

	Three months ended
	May 31	August 31	November 30	February 28(29)
Year ended February 28, 2001
Total revenue	$12,884,055	$18,874,061	$17,304,470	$20,389,412
Net income from operations	1,333,783	1,505,404	1,662,901	1,677,608
Income before income taxes and cumulative e effect of change in accounting method	334,762	487,896	642,897	795,639
Net income available to common shareholders	228,228	399,291	507,220	637,265
Net income per common share(1)
Basic	$0.03	$0.05	$0.06	$0.07
Diluted	$0.02	$0.03	$0.04	$0.05
Year ended February 29, 2000
Total revenue	$16,089,436	$13,357,435	$16,904,903	$16,419,229
Net income (loss) from operations	2,810,371	762,249	(193,501)	1,693,350
Income before income taxes and cumulative f effect of change in accounting method	1,643,016	(450,488)	(1,402,746)	439,548
Net income (loss) available to common shareholders	764,996	(423,951)	(1,498,269)	354,053
Net income (loss) per common share(1)
Basic	$0.11	$(0.05)	$(0.17)	$0.04
Diluted	$0.07	$(0.05)	$(0.17)	$0.03

(1)
Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amount. This is caused by rounding and the averaging effect of the number of share equivalents utilized throughout the year, which changes with the market price of the common stock.

20. Collaboration Agreement with Quest Diagnostics

    On January 24, 2001, the Company signed a collaboration agreement with Quest Diagnostics whereby the Company will recruit donors with rare serologic findings. This collaboration will result in the collection of plasma specimens containing various disease state antibodies from voluntary donors for use as controls and standards by in vitro diagnostic manufacturers. In connection with the signing of this agreement, the Company issued Quest Diagnostics a warrant to purchase 1,758,605 shares of SeraCare common stock at $4.01 per share. This warrant vests over 4 years. In addition, Quest Diagnostics received the right to nominate one member to the Company's board of directors.

F–31

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
  ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION
  ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITYHOLDERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K
GLOSSARY OF TERMS
EXHIBIT INDEX
SIGNATURES
Index to Financial Statements
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
SeraCare, Inc. and Subsidiaries Consolidated Statements of Operations (In whole $ except share data)
SeraCare, Inc. and Subsidiaries Consolidated Balance Sheets (In whole $)
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Consolidated Statements of Cash Flows
SeraCare, Inc and Subsidiaries Notes to Consolidated Financial Statements