Form 10-K405/A
period 2001-02-28
SERACARE INC
filed 2001-06-28
CIK 1016608

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
White Blood Cells	Several types of specialized cells found in whole blood that are a critical part of the defense of the body against disease and infections.

EXHIBIT INDEX

Exhibit No.	Document Description
3.1	Restated Certificate of Incorporation filed on February 6, 1996 (incorporated by reference to Exhibit 2.1 of the Form 10 SB filed on November 21, 1996).
3.2	Certificate of Designation of Series A Preferred Stock of SeraCare, Inc., filed on July 10, 1996 (incorporated by reference to Exhibit 3.1 of the Form 10 SB filed on November 21, 1996).
3.3	Certificate of Designation of Series B Convertible Preferred Stock of SeraCare, Inc., filed on December 18, 1997 (incorporated by reference to Exhibit 3.2 of the Form S-3 filed on June 29, 1998).
3.4	Certificate of Designation of Series C Convertible Preferred Stock of SRK, filed on March 9, 1999 (incorporated by reference to Exhibit 3.2 of the Form S-3 filed on March 18, 1999).
3.5	By-laws of American Blood Institute, Inc. (now known as SeraCare, Inc.) dated June 10, 1992 (incorporated by reference to Exhibit 2.2 of the Form 10 SB filed on November 21, 1996).
10.1	Promissory Note between SeraCare, Inc. ("Maker") and Barry D. Plost ("Holder") in the amount of $200,000.00, dated January 12, 1998 (filed on May 29, 2001).
10.2	Secured Promissory Note between SeraCare, Inc. ("Maker") and Barry D. Plost ("Holder") in the amount of $150,000.00, dated October 15, 1997 (filed on May 29, 2001).
10.3	Secured Promissory Note between SeraCare, Inc. ("Maker") and Barry D. Plost ("Holder") in the amount of $150,000.00, dated October 6, 1997 (filed on May 29, 2001).
10.4	Promissory Note between SeraCare, Inc. ("Maker") and David Barrett Inc. ("Holder") in the amount of $150,000, dated November 10, 2000 (filed on May 29, 2001).
10.5	Promissory Note between SeraCare, Inc. ("Maker") and Jerry L. Burdick ("Holder") in the amount of $90,000, dated November 10, 2000 (filed on May 29, 2001).
10.6	Promissory Note between SeraCare, Inc. ("Maker") and Dr. Nelson Teng ("Holder") in the amount of $200,000, dated February 16, 2001 (filed on May 29, 2001).
10.7	Promissory Note between SeraCare, Inc. ("Maker") and the Samuel A. and Mary Ann Anderson Trust ("Holder") in the amount of $200,000, dated February 16, 2001 (filed on May 29, 2001).
10.8	Promissory Note between SeraCare, Inc. ("Maker") and the Samuel A. and Mary Ann Anderson Trust ("Holder") in the amount of $100,000, dated November 10, 2000 (filed on May 29, 2001).
10.9	Purchase and Sale Agreement by and among Sybron Laboratory Products Corporation, SeraCare Technology, Inc. and SeraCare, Inc., dated February 29, 2000 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on March 14, 2000).
10.10	Supply Agreement with Haemonetics Corporation, dated March 16, 2000 (filed on May 29, 2001).
10.11	Equipment and Supplies Agreement by and between Haemonetics Corporation and SeraCare, Inc., dated December 9, 1998 (filed on May 29, 2001).
10.12	Warrant to Purchase Common Stock, issued by SeraCare, Inc. in favor of Quest Diagnostics Incorporated (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on January 25, 2001).

10.13	Registration Rights Agreement for Quest Diagnostics Incorporated (incorporated by reference to Exhibit 99.2 of the Form 8-K filed on January 25, 2001).
10.14	Employment Agreement between American Blood Institute, Inc., Avre, Inc., Binary Associates, Inc. and Jerry L. Burdick, dated November 14, 1995 (incorporated by reference to Exhibit 6.2 of the Form 10 SB filed on November 21, 1996).*
10.14.1	Amendment to Employment Agreement between American Blood Institute, Inc., Avre, Inc., Binary Associates, Inc. and Jerry L. Burdick, dated January 12, 2001 (filed on May 29, 2001).*
10.15	Employment Agreement between American Blood Institute, Inc. aka SeraCare, Inc. and Barry Plost, dated February 5, 1996 (incorporated by reference to Exhibit 6.1 of the Form 10 SB filed on November 21, 1996).*
10.15.1	Amendment to Employment Agreement between American Blood Institute, Inc. aka SeraCare, Inc. and Barry Plost, dated January 12, 2001 (filed on May 29, 2001).*
10.16	Consulting Agreement between Mr. Sam Anderson and SeraCare, Inc., executed July 2, 1996 (incorporated by reference to Exhibit 6.5 of the Form 10 SB filed on November 21, 1996).
10.16.1	Amendment to Consulting Agreement between Mr. Sam Anderson and SeraCare, Inc. effective April 16, 1998 (filed on May 29, 2001).
10.17	Credit Agreement dated April 10, 2001 among SeraCare, Inc., Sanwa Bank California as Administrative Agent, Sanwa Bank California as Issuing Bank, Sanwa Bank California as collateral Agent and the other Lenders referenced therein (the "Credit Agreement") (incorporated by reference to Exhibit 99.1 of the Form 8-K, filed on April 12, 2001).
10.18	Security Agreement dated April 10, 2001 by and between SeraCare, Inc., and Sanwa Bank California, as Collateral Agent for the Administrative Agent, the Issuing Bank and the Lenders under the Credit Agreement (incorporated by reference to Exhibit 99.2 of the Form 8-K, filed on April 12, 2001).
10.19	Subsidiary Security Agreement dated April 10, 2001 by and among AVRE, Inc., Binary Associates, Inc., American Plasma, Inc., BHM LABS, Inc., SeraCare Acquisitions, Inc., SeraCare Technology, Inc., SeraCare Life Sciences, Inc., the Western States Group, Inc. and Sanwa Bank California, as Collateral Agent for the Administrative Agent, the Issuing Bank and the Lenders under the Credit Agreement (incorporated by reference to Exhibit 99.3 of the Form 8-K, filed on April 12, 2001).
10.20	Continuing Guaranty dated April 10, 2001 by and among AVRE, Inc., Binary Associates, Inc., American Plasma, Inc., BHM LABS, Inc., SeraCare Acquisitions, Inc., SeraCare Technology, Inc., SeraCare Life Sciences, Inc., the Western States Group, Inc. and Sanwa Bank California, as Collateral Agent for the Administrative Agent, the Issuing Bank and the Lenders under the Credit Agreement (incorporated by reference to Exhibit 99.4 of the Form 8-K, filed on April 12, 2001).
10.21	Securities Purchase Agreement among SeraCare, Inc., each subsidiary of SeraCare that becomes as Subsidiary Guarantor and each of the investors named on the signature pages thereto, dated February 13, 1998 ($16,000,000 12% Senior Subordinated Debentures due 2005) (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on February 27, 1998).

10.21.1	Waiver and First Amendment to Securities Purchase Agreement effective December 21, 1998 by and among SeraCare, Inc., each of the subsidiaries of SeraCare named on the signature pages thereto, and each of the investors named on the signature pages thereto (filed on May 29, 2001).
10.21.2	Waiver and Second Amendment to Securities Purchase Agreement dated April 10, 2001 among SeraCare, Inc., each of the subsidiaries of the SeraCare, Inc. named on the signature pages thereto and each of the investors named on the signature pages thereto (incorporated by reference to Exhibit 99.5 of the Form 8-K, filed on April 12, 2001).
10.22	Subsidiary Guaranty Agreement made by Avre, Incorporated, Binary Associates, Incorporated, SeraCare Acquisitions, Inc., BHM Labs, Inc., SeraCare Technology, Inc. and Western States Group, Inc. in favor of the Guaranteed Parties thereto, dated February 13, 1998 (incorporated by reference to Exhibit 4.6 of the Form 8-K filed on February 27, 1998).
10.23	Form of 12% Senior Subordinated Debenture due 2005 for Exhibit 10.21 (incorporated by reference to Exhibit 4.2 of the Form 8-K filed on February 27, 1998).
10.24	Form of Warrant Agreement to Purchase Common Stock for Exhibit 10.21 (incorporated by reference to Exhibit 4.3 of the Form 8-K filed on February 27, 1998).
10.25	Registration Rights Agreement among SeraCare and the Investors listed on the signature page thereto, dated February 13, 1998 (incorporated by reference to Exhibit 4.5 of the Form 8-K filed on February 27, 1998).
10.26	Securityholders Agreement among SeraCare, Inc. and the Investors and Shareholders listed on the signature page thereto, dated February 13, 1998 (incorporated by reference to Exhibit 4.4 of the Form 8-K filed on February 27, 1998).
10.27	1998 Stock Option Plan (incorporated by reference to Exhibit I of the Definitive Proxy Statement on Schedule 14A filed on September 3, 1998).*
10.28	Plasma Supply Agreement dated October 23, 1997 by and between SeraCare, Inc. and Instituto Grifols, S.A. (filed on May 29, 2001). (1)
10.28.1	Amendment Nr. 1 to Plasma Supply Agreement by and between SeraCare, Inc. and Instituto Grifols, S.A., dated December 3, 1998 (filed on May 29, 2001). (1)
10.28.2	Amendment Nr. 2 to Plasma Supply Agreement by and between SeraCare, Inc. and Instituto Grifols, S.A., dated November 19, 1999 (filed on May 29, 2001). (1)
10.28.3	Letter from SeraCare, Inc. to Grifols International, S.A. dated November 6, 2000 (filed on May 29, 2001). (1)
10.28.4	Letter from Grupo Grifols, S.A. to SeraCare, Inc. dated November 7, 2000 (filed on May 29, 2001). (1)
21	List of Subsidiaries (filed on May 29, 2001).
23	Consent of Independent Certified Public Accountants (filed on May 29, 2001).
24	Power of Attorney (included in signature page of this Report).

(1)
Confidential treatment has been requested for a portion of this Exhibit.

*
Management contract or compensatory plan or arrangement.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERACARE, INC. (Registrant)
Date: June 26, 2001	By:	/s/ BARRY D. PLOST Barry D. Plost, President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ JERRY L. BURDICK Jerry L. Burdick, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

                      BDO Seidman, LLP

Los Angeles, California
May 18, 2001

F–2

SeraCare, Inc. and Subsidiaries

Consolidated Statements of Operations

(In whole $ except share data)

	Year Ended February 28, 2001	Year Ended February 29, 2000	Year Ended February 28, 1999
Revenues
Net sales (Notes 13 and 14)	$69,451,998	$62,040,052	$49,010,389
Income from joint venture	—	730,951	687,818

Total revenue	69,451,998	62,771,003	49,698,207
Cost of sales	57,019,555	50,828,932	39,128,393

Gross profit	12,432,443	11,942,071	10,569,814
General and administrative expenses	6,252,747	6,869,602	4,180,160

Operating income	6,179,696	5,072,469	6,389,654
Interest expense (including noncash interest of $1,127,316 $2,296,805 and $1,387,157)	(4,314,356)	(5,163,204)	(4,294,302)
Other income, net (Note 15)	395,854	320,065	626,664

Income before income taxes and cumulative effect of change in accounting method	2,261,194	229,330	2,722,016
Income taxes (Note 11)	264,190	87,598	17,014

Income before cumulative effect of change in accounting method	1,997,004	141,732	2,705,002
Cumulative effect of change in accounting method, net	—	(719,903)	—

Net income (loss)	1,997,004	(578,171)	2,705,002
Preferred shareholder dividends	225,000	225,000	37,500

Net income (loss) available to common shareholders	$1,772,004	$(803,171)	$2,667,502

Earnings (loss) per common share (Note 16)
Basic
Income before cumulative effect of change in accounting method	$0.20	$(0.01)	$0.37
Cumulative effect of change in accounting method, net	0.00	(0.09)	0.00

Net income (loss)	$0.20	$(0.10)	$0.37

Diluted
Income before cumulative effect of change in accounting method	$0.15	$(0.01)	$0.24
Cumulative effect of change in accounting method, net	0.00	(0.09)	0.00

Net income (loss)	$0.15	$(0.10)	$0.24

Weighted average shares outstanding (Note 16)
Basic	8,863,344	8,101,336	7,365,212

Diluted	12,018,901	8,101,336	11,103,186

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

F–5

SeraCare, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In whole $)

Increase (decrease) in cash and cash equivalents	February 28, 2001	February 29, 2000	February 28, 1999
Cash flows from operating activities
Net income (loss)	$1,997,004	$(578,171)	$2,705,002
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Cumulative effect of change in accounting method	—	719,903	—
Depreciation and amortization	2,027,250	2,203,657	1,823,730
Allowance for doubtful accounts	106,041	—	—
Income from joint venture	—	(730,951)	(687,818)
Gain on sale of assets	—	(269,212)	(539,769)
Non-cash interest expense	1,127,316	2,296,805	1,387,157
Non-cash general and administrative expense	21,420	21,420	3,215
(Increase) decrease from changes in:
Accounts receivable	(1,254,691)	(382,549)	(8,808,192)
Inventory	(5,343,619)	(11,275,292)	(2,535,950)
Prepaid expenses and other current assets	(35,180)	(87,845)	(224,820)
Other assets	(418,956)	(1,182,432)	(557,697)
Accounts payable	(2,904,589)	7,852,176	(104,904)
Accrued payroll and related expenses	223,313	141,883	136,001
Accrued expenses	(1,259,325)	577,055	953,103
Deferred income	(39,242)	(118,924)	(733,825)

Net cash used in operating activities	(5,753,258)	(812,477)	(7,184,767)

Cash flows from investing activities
Proceeds from sale of CTI assets, net of $5,406, 515 held in escrow	—	11,438,772	—
Funds released from escrow	3,731,515	—	—
Purchases of property and equipment	(1,373,863)	(1,542,268)	(1,219,402)
Cash paid to purchase six plasma collection centers	(200,000)	—	—
Cash paid to purchase subsidiaries, net of cash acquired	—	—	(9,062,667)
Distributions from unconsolidated subsidiary	—	620,800	675,000
Additions to FDA licenses	(507,672)	(788,226)	(1,175,772)
Additions to donor base and records	(306,180)	(550,460)	(947,720)
Additions to other intangible assets	—	(62,185)	(1,022,226)

Net cash used in investing activities	1,343,800	9,116,433	(12,752,787)

Cash flows from financing activities
Borrowings under line of credit	2,821,000	5,844,000	8,840,000
Repayments of borrowings under line of credit	—	(1,500,000)	—
Proceeds from notes payable	999,979	—	2,000,000
Repayments of notes payable	(384,041)	—	(3,008,500)
Proceeds from long-term debt, net of issuance costs	—	—	7,000,000
Repayments of long-term debt	(231,336)	(11,759,907)	(346,750)
Proceeds from bridge loans from related parties	740,000	—	1,250,000
Repayments of bridge loans from related parties	—	(123,000)	(2,776,000)
Payments on redemption of preferred stock	—	(60,107)	(170,998)
Dividends to preferred shareholders	(225,000)	(262,500)	—
Proceeds from issuance of preferred and common shares	2,500,659	—	2,495,504

Net cash provided by financing activities	6,221,261	(7,861,514)	15,283,256

Net increase (decrease) in cash and cash equivalents	1,811,803	442,442	(4,654,298)
Cash and cash equivalents, beginning of period	1,285,668	843,226	5,497,524

Cash and cash equivalents, end of period	$3,097,471	$1,285,668	$843,226

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