Form 10-Q
period 2001-05-31
SERACARE INC
filed 2001-07-13
CIK 1016608

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                to

Commission file number 1-13977

SERACARE, INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-4343492
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)
1925 Century Park East, Suite 1970
Los Angeles, California	90067
(Address of Principal Executive offices)	(Zip Code)

(310) 772-7777
Registrant's Telephone Number:

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /x/  No / /

    As of June 30, 2001, the issuer had 13,583,671 shares of its common stock, $.001 par value issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Financial statements are provided as follows:

Page Number
SeraCare, Inc. and Subsidiaries Consolidated Financial Statements (Unaudited)
Consolidated Statements of Operations—(Unaudited) For the three months ended May 31, 2001 and For the three months ended May 31, 2000	3
Consolidated Balance Sheets— as of May 31, 2001 (Unaudited) and as of February 28, 2001 (Audited)	4
Consolidated Statements of Cash Flows—(Unaudited) For the three months ended May 31, 2001 and For the three months ended May 31, 2000	5
Notes to Consolidated Financial Statements	6

SeraCare, Inc.
Consolidated Statement of Operations
(In whole dollars, except per share data)
(Unaudited)

	For the Three Months Ended
	May 31, 2001	May 31, 2000
Revenues
Net sales	$18,379,589	$12,884,055

	18,379,589	12,884,055
Cost of sales	13,828,336	9,921,802

Gross profit	4,551,253	2,962,253
General and administrative expenses	2,052,155	1,628,470

Income from operations	2,499,098	1,333,783
Interest expense (including $684,979 and $272,974 of noncash interest expense)	1,433,636	1,013,372
Other expense (income), net	(58,428)	(14,351)

Income before income tax expense	1,123,890	334,762
Income tax expense	384,767	50,284

Net income	$739,123	$284,478

Net income per common share
Basic	$0.07	$0.03

Diluted	$0.04	$0.02

Weighted average shares issued and outstanding
Basic	9,741,016	8,519,418

Diluted	16,034,616	11,811,470

See accompanying notes to consolidated financial statements.

SeraCare, Inc.
Consolidated Balance Sheet

(In whole dollars)	5-31-01 (Unaudited)	2-28-01 (Audited)
Assets
Current assets
Cash and cash equivalents	$2,006,455	$3,097,471
Cash held in escrow	0	1,675,000
Accounts receivable, net	9,551,061	13,112,473
Inventory	26,997,389	22,627,144
Prepaid expenses and other current assets	665,385	669,849

Total current assets	39,220,290	41,181,937

Property and equipment—net	7,062,706	7,173,472
FDA licenses, less accumulated amortization of $650,781 and $591,775	9,391,122	9,336,315
Donor base and records, less accumulated amortization of $749,056 and $678,706	5,185,207	5,231,651
Reorganization value in excess of amounts allocated to identifiable assets, less accumulated amortization of $203,981 and $194,339	567,472	577,114
Goodwill, less accumulated amortization of $1,179,871 and $1,087,228	6,163,280	6,255,922
Deferred bond discount, less accumulated amortization of $3,223,643 and $2,791,088	7,085,413	3,935,414
Other assets	1,673,465	1,584,588

Total Assets	$76,348,955	$75,276,413

Liabilities and Stockholders' Equity
Current liabilities
Line of credit	$18,650,000	$16,005,000
Accounts payable and accrued expenses	5,071,897	7,589,507
Accrued payroll and related expenses	509,564	707,594
Accrued expenses	1,663,286	2,228,081
Deferred income	8,544	239,187
Bridge loans from related parties	340,000	740,000
Notes payable	834,165	1,904,385
Current portion of long-term debt	62,967	135,271

Total current liabilities	27,140,423	29,549,025

Long-term debt	12,109,400	12,952,107

Stockholders' equity
Series C convertible preferred stock, $.001 par value, 22,500 shares authorized and outstanding. Liquidation value $100 per share	2,115,000	2,115,000
Common stock, $.001 par value, 25,000,000 shares authorized 9,741,016 issued and outstanding	9,741	9,741
Additional paid-in capital	30,708,819	27,067,842
Retained earnings	4,265,572	3,582,698

Total stockholders' equity	37,099,132	32,775,281

Total Liabilities and Stockholders' Equity	$76,348,955	$75,276,413

See accompanying notes to consolidated financial statements.

SeraCare, Inc.
Consolidated Statement of Cash Flows
(In whole dollars)
(Unaudited)

	For the Three Months Ended
	May 31, 2001	May 31, 2000
Increase (Decrease) in Cash
Cash flows from operating activities
Net income (loss)	$739,123	$284,478
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	735,094	459,062
Non-cash interest expense	684,979	272,974
Non-cash general and administrative expense	5,657	5,355
(Increase) decrease from changes in:
Accounts receivable	3,561,413	2,831,161
Inventory	(4,370,244)	(2,039,308)
Prepaid expenses and other current assets	4,464	15,845
Other assets	(262,193)	(123,285)
Accounts payable	(2,517,602)	(5,932,824)
Accrued payroll and related expenses	(198,030)	(112,596)
Accrued expenses	(675,107)	(1,167,844)
Deferred income	(230,643)	520,630

Net cash used in operating activities	(2,523,089)	(4,986,352)

Cash flows from investing activities
Funds released from escrow, including accrued interest	1,765,700	3,731,515
Purchases of property and equipment	(198,688)	(88,000)
Additions to FDA licenses	(113,814)	0
Additions to donor base and records	(23,906)	(11,843)

Net cash provided by (used in) investing activities	1,429,292	3,631,672

Cash flows from financing activities
Advances under line of credit	2,645,000	779,200
Repayments of long-term debt	(842,707)	(53,868)
Repayments of notes payable	(1,070,220)	(2,481)
Repayments of notes payable to related parties	(400,000)	0
Deferred loan fees paid	(327,084)	0
Preferred dividend	(112,500)	(56,250)

Net cash provided by financing activities	(107,511)	666,601

Net decrease in cash and cash equivalents	(1,201,308)	(688,079)
Cash and cash equivalents, beginning of period	3,097,471	1,285,668

Cash and cash equivalents, end of period	$1,896,163	$597,589

Supplemental disclosure of cash flow information:
(a) Cash paid for:
Interest	$735,481	$1,011,620
State income taxes	$105,407	$8,820
(b) Non-cash investing and financing activities:

    In March 2001, the Company issued warrants to purchase 1,320,382 shares of common stock at $.01 to the holders of the senior subordinated debentures in compliance with the anti-dilution provisions of the Securities Purchase Agreement. The fair value of such issuance was recorded as additional bond discount and is being amortized over the remaining term of the debt.

See accompanying notes to consolidated financial statements.

SeraCare, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.  Statement of information furnished

    In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position of SeraCare, Inc. and Subsidiaries as of May 31, 2001, and the results of their operations and cash flows for the three months ended May 31, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001.

    The results of operations for the three month period ended May 31, 2001 are not necessarily indicative of the results to be expected for any other period or for the entire current fiscal year.

    Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules to Form 10-Q. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001, which is included herein by this reference.

2.  Earnings Per Share

    Basic earnings (loss) per common share amounts for the three months ended May 31, 2001 and 2000 have been calculated based upon the weighted average number of shares actually outstanding during the period. Diluted earnings per share for the same three-month periods were calculated by considering common stock options, purchase warrants and convertible debt instruments which are deemed common stock equivalents in such calculation.

3.  Deferred income

    The Company receives cash advances from customers. The revenue related to these advance payments has been deferred until actual shipment of the plasma.

4.  Income Taxes

    The difference between the reported tax provision and the statutory rate applied to the pre-tax income for the three months ended May 31, 2001 is primarily the result of the expected realization of deferred tax assets relating to the utilization of certain loss carryforwards and the application of available loss carryforwards in the calculation of an effective tax rate which was based upon annualizing the financial results for the quarter.

5.  Cash in escrow

    In conjunction with the sale of CTI's operating assets, $1,675,000 was held in escrow as of May 31, 2000 pursuant to an adjustment provision in the Asset Purchase Agreement. Such amount was released to the Company in March 2001.

6.  Basic earnings per share calculation

    Basic earnings per share have been calculated for the current period by deducting preferred dividends of $56,250 from net income of $739,123 to determine net income available to common shareholders of $682,873. Basic earnings per share have been calculated for the prior year period by deducting preferred dividends of $56,250 from net income of $284,478 to determine net income available to common shareholders of $228,228.

7.  Revolving Line of Credit

    In April 2001, the Company obtained a new credit facility for $20 million with Sanwa Bank of California. Draws under the line of credit are limited to (a) 85% of qualifying accounts receivable plus (b) the lesser of 45% of qualifying inventory or $10,000,000. Interest accrues at LIBOR plus 2 1/2 percent or the bank's Reference Rate plus 1/2 percent, depending upon which option is chosen at each date an amount is drawn under the line of credit. The line of credit matures on January 31, 2003 and is secured by all the assets of the Company. The line of credit agreement contains various covenants relating to: maintaining minimum tangible net worth, leverage ratio, net profit and fixed charge coverage ratio and restrictions on additional indebtedness, mergers, acquisitions, and dividends.

8.  Litigation

    There are no material pending legal proceedings, other than routine litigation occurring in the normal course of the Company's operations, to which the Company is a party or of which any of its property is subject.

9.  Segment Information

    The Statement of Financial Accounting Standards No. 131, Disclosure about segments of an Enterprise and related Information" ("SFAS No. 131"), requires the reporting of information about operating segments in annual financial statements and requires selected information in interim financial reports. Selected financial information is reported below for the three months ended May 31, 2001 and 2000.

	Quarter Ended
	May 31, 2001	May 31, 2000
Net sales—unaffiliated customers:
Therapeutic Products	$16,194,992	$10,379,815
Diagnostic Products	2,184,597	2,504,240

Total	$18,379,589	$12,884,055

Segment operating income (loss):
Therapeutic Products	$2,693,341	$1,355,564
Diagnostic Products	522,818	424,758
Corporate/Other	(717,061)	(446,539)

Total	$2,499,098	$1,333,783

Reconciling items:
Other (income), net	$(58,428)	$(14,351)
Interest (income expense, net	1,433,636	1,013,372

Income before income taxes	$1,123,890	$334,762

    Segment operating income is defined as earnings before income taxes, interest, special charges and other non-operating income and expenses. "Corporate and other" includes general administrative corporate expenses other than those directly attributable to an operating segment. The Company had intersegment sales of $317,310 during the quarter just ended and intersegment sales of $297,387 during the prior year period.

10. Subsequent Events

    On June 11, 2001, SeraCare issued a press release announcing that it had entered into an Agreement and Plan of Merger (the "Agreement") by and amoung Instituto Grifols, S.A., a company organized under the laws of Spain (the "Purchaser") and SI Merger Corp, a Delaware corporation and wholly owned subsidiary of Purchaser ("Sub"), pursuant to which Sub will merge with and into SeraCare and SeraCare will become a wholly-owned subsidiary of Purchaser. In addition, certain stockholders of SeraCare have entered into a Primary Voting Agreement and a Secondary Voting Agreement to vote in favor of the merger, the adoption of the Agreement and all other actions necessary to consummate the merger. The merger is subject to certain closing conditions, including among other things, the approval of SeraCare stockholders and consummation of financing for the transaction.

    Immediately prior to the closing of the merger, SeraCare intends to distribute all of the outstanding shares of its life sciences business, conducted principally through SeraCare Life Sciences, Inc. (formerly known as The Western States Group, Inc.), ratably (1-for -1 basis) to SeraCare stockholders in a taxable spin-off transaction. Following the spin-off, SeraCare Life Sciences, Inc. will operate as an independent, publicly-traded company.

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

RESULTS OF OPERATIONS

Three Months Ended May 31, 2001 as compared to Three Months Ended May 31, 2000

REVENUE

    Net revenue of the Company increased by 43%, or $5,495,534 to $18,379,589 during the current year period. This increase was primarily the result of higher revenue relating to the plasma collection operations due to an increase in shipments to the Company's primary customer and the November 2000 acquisition of six plasma centers which provided $1.8 million of the increase. Plasma collections for the current quarter were up 54 percent from the year earlier period and were up seven percent from the fourth quarter.

GROSS PROFIT

    Gross profit increased by $1,589,000 or 54 percent in the current year period to $4,551,253 mainly due to the increased volume of plasma collected and shipped. Also contributing was an increase in the gross profit from sales of plasma products due to a favorable product mix.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses in the current quarter increased by $423,685 to $2,052,155, an increase of 26%. A significant portion of the increase was the result of higher legal and professional fees. Also contributing was the increased cost of compliance and quality control related to the plasma collection operations and a significant increase in salaries and expenses in support of the distribution operations due to a sales and marketing restructuring.

INTEREST EXPENSE

    Interest expense during the current period increased by $420,264 to $1,433,636. Non-cash interest increased by $412,005 due to: the amortization of anti-dilution warrants issued in March 2001 pursuant to the loan agreements associated with the February 1998 subordinated debenture issue; the amortization of warrants issuant in conjunction with certain notes; and, the re-measurement of certain warrants issued in conjunction with the Quest Diagnostics Collaboration agreement. Total non-cash interest for the current year period was $684,979 compared to $272,974 for the year earlier period.

INCOME BEFORE INCOME TAX EXPENSE

    As a result of the above, income before income tax expense increased by $789,128 or 236 percent to $1,123,890

NET INCOME

    As a result of the above, net income for the three months ended May 31, 2001 was $739,123 compared to $284,478 for the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

    As of May 31, 2001 the Company's current assets exceeded current liabilities by $12,079,867 compared to $11,632,912 as of February 28, 2001, which translates into a current ratio as of May 31, 2001 of 1.45 to 1 compared to 1.39 to 1 as of February 28, 2001. Total liabilities as of May 31, 2001 were $39,249,823 compared to $42,501,132 as of February 28, 2001. The total debt to equity ratio as of May 31, 2001 was 1.04 compared to 1.3 as of February 28, 2001.

    Net cash used in operating activities during the three-month period ended May 31, 2001 was $2,523,089 compared to $4,986,352 during the same prior year period. The current year quarter results were due primarily to an increase in inventory related to the 54% increase in plasma collections and the timing of shipments and to a lesser degree a decrease in accounts payable; partially offset by an increase in accounts receivable and net income.

    Cash flows provided by investing activities for the three months ended May 31, 2001 was $1,429,292 compared to $3,631,672 for the comparable prior year period. Both period results were primarily the result of the release of funds from escrow accounts related to the sale of CTI.

    Cash flow used by financing activities was $107,511 for the current year period compared to cash flow generated of $666,601 for the comparable period in the prior year. The current quarter decrease was mostly due to repayment of certain notes and bridge loans, mostly offset by advances under the Companies revolving line of credit.

    In April 2001, the Company obtained a new credit facility for $20 million with Sanwa Bank of California. Draws under the line of credit are limited to (a) 85% of qualifying accounts receivable plus (b) the lesser of 45% of qualifying inventory or $10,000,000. Interest accrues at LIBOR plus 2 1/2 percent or the bank's Reference Rate plus 1/2 percent, depending upon which option is chosen at each date an amount is drawn under the line of credit. The line of credit matures on January 31, 2003 and is secured by all the assets of the Company. The line of credit agreement contains various covenants relating to: maintaining minimum tangible net worth, leverage ratio, net profit and fixed charge coverage ratio and restrictions on additional indebtedness, mergers, acquisitions, and dividends.

    Much of fiscal year 2001 was spent strengthening the structure which the Company believes is necessary in order to insure long-term success in this highly regulated industry. Primarily as a result of this focus on quality control and compliance, the Company experienced an improved series of audit results. Additionally, the 54% increase in the volume of plasma collected during the current year quarter versus the same prior year period would indicate that the programs and incentives that were re-established during the prior year are having a very positive effect on collection volumes. In addition, the manufacturing operations established to provide bulk plasma based products and serums for diagnostic customers has reached capacity and the Company is in the process of expanding both the manufacturing capacity and the variety of products which can be manufactured.

    The Company believes that industry wide, plasma pricing and plasma products demand will continue to strengthen if the evolving shortage of plasma and the expansion of the uses and demand for plasma based products continues. The Company continues to believe that demand for plasma and plasma products will continue to accelerate through the current calendar year and has accordingly established itself in a strong growth posture and the Company continues to focus on growth in the volume of plasma collected in order to capitalize on expected market conditions. The Company continues to expand its distribution operations into the diagnostics industry. While the Company believes that the long-term prognosis is for improving plasma process which will ultimately exceed the increased cost of collecting plasma, there can be no guarantee that internally generated cash flow and the Company's $20 million credit facility will be sufficient to meet the Company's working capital requirements for fiscal 2002. As of May 31, 2001, the Company had a balance due under its revolving credit facility of $18.7 million. As of the date of this filing, the Company was in full compliance with all of its debt covenants. The Company's current revolving credit facility has variable interest rates which fluctuate with established market rates. The Company does not believe that such fluctuations will have a material adverse affect on the Company's operations.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

    In March 2001, the Company issued warrants to purchase 1,320,382 shares of common stock at $.01 to the holders of the senior subordinated debentures in compliance with the anti-dilution provisions of the Securities Purchase Agreement. The issuance of the securities described in this paragraph were exempt from the registration requirements of the Securities Act by virtue of Section 4 (2) of the Securities Act and Regulation D thereunder.

Item 6. Exhibits and Reports on Form 8-K.

    On April 12, 2001, the Company filed a Current Report on Form 8-K with respect to the newly established secured revolving credit facility with Sanwa Bank of California and Brown Brothers Harriman & Co.

    On June 11, 2001, the Company filed a Current Report on Form 8-K with respect to the Agreement and Plan of Merger with Instituto Grifols, S.A. and S I Merger Corp.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SeraCare, Inc. (Registrant)
Dated: July 13, 2001	By:	/s/ BARRY D. PLOST Barry D. Plost, President & CEO
	By:	/s/ JERRY L. BURDICK Jerry L. Burdick Principal Accounting and Finance Officer

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
SeraCare, Inc. Consolidated Statement of Operations (In whole dollars, except per share data) (Unaudited)
SeraCare, Inc. Consolidated Balance Sheet
SeraCare, Inc. Consolidated Statement of Cash Flows (In whole dollars) (Unaudited)
SeraCare, Inc. and Subsidiaries Notes to Consolidated Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
RESULTS OF OPERATIONS
Three Months Ended May 31, 2001 as compared to Three Months Ended May 31, 2000
LIQUIDITY AND CAPITAL RESOURCES
PART II. OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES